Form 10-Q
period 2019-03-31
RMG Acquisition Corp.
filed 2019-05-14
CIK 1757932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

RMG ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-2289787
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

340 Madison Avenue, 19th Floor New York, New York	10173
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 220-9503

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	RMG	New York Stock Exchange
Public Warrants	RMG.WS	New York Stock Exchange

As of May 14, 2019, 23,000,000 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

RMG ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RMG ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$1,982,511	$37,044
Prepaid expenses and other assets	315,398	32,152
Total current assets	2,297,909	69,196
Restricted cash equivalents held in Trust Account	1,003,028	-
Marketable sercurities held in Trust Account, at fair value	229,703,119	-
Deferred offering costs associated with the proposed public offering	-	411,948
Total assets	$233,004,056	$481,144

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$248,207	$21,218
Accrued expenses	266,426	22,100
Due to related parties	-	115,381
Franchise tax payable	50,000	-
Income tax payable	137,791	-
Total current liabilities	702,424	158,699
Deferred legal fees	450,000	300,000
Deferred underwriting commissions	8,050,000	-
Total liabilities	9,202,424	458,699

Commitments and contingencies
Class A common stock, $0.0001 par value; 21,880,163 and 0 shares subject to possible redemption at $10 per share at March 31, 2019 and December 31, 2018, respectively	218,801,630	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,119,837 and 0 shares issued and outstanding (excluding 21,880,163 and 0 shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	112	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	575	575
Additional paid-in capital	4,676,876	24,425
Accumulated deficit	322,439	(2,555)
Total stockholders' equity	5,000,002	22,445
Total Liabilities and Stockholders' Equity	$233,004,056	$481,144

The accompanying notes are an integral part of these financial statements.

1

RMG ACQUISITION CORP.

STATEMENT OF OPERATIONS

(UNAUDITED)

For the three months ended
March 31, 2019
General and administrative costs	$196,035
Franchise tax expense	50,000
Loss from operations	(246,035)
Interest income	3,663
Gain on marketable securities (net), dividends and interest, held in Trust Account	705,214
Income before income tax expense	462,842
Income tax expense	137,848
Net income	$324,994

Weighted average shares outstanding of Class A common stock	22,562,500
Basic and diluted net income per share, Class A	$0.02
Weighted average shares outstanding of Class B common stock	5,750,000
Basic and diluted net income per share, Class B	$(0.03)

The accompanying notes are an integral part of these financial statements.

2

RMG ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE THREE MONTHS ENDED MARCH 31, 2019

(UNAUDITED)

	Common Stock					Retained Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2018	-	$-	5,750,000	$575	$24,425	$(2,555)	$22,445
Issuance of Class B common stock to anchor investors	-	-	575,000	58	2,255	-	2,313
Forfeiture of Class B common stock from Sponsor	-	-	(575,000)	(58)	58	-	-
Sale of units in initial public offering, gross	23,000,000	2,300	-	-	229,997,700	-	230,000,000
Offering costs	-	-	-	-	(13,448,120)	-	(13,448,120)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	6,900,000	-	6,900,000
Common stock subject to possible redemption	(21,880,163)	(2,188)	-	-	(218,799,442)	-	(218,801,630)
Net income	-	-	-	-	-	324,994	324,994
Balance - March 31, 2019 (unaudited)	1,119,837	$112	5,750,000	$575	$4,676,876	$322,439	$5,000,002

The accompanying notes are an integral part of these financial statements.

3

RMG ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the three months ended
March 31, 2019
Cash Flows from Operating Activities:
Net income	$324,994
Gain on marketable securities (net), dividends and interest, held in Trust Account	(705,214)
Changes in operating assets and liabilities:
Prepaid expenses	(206,820)
Accounts payable	153,717
Accrued expenses	5,000
Due to related parties	(40,381)
Franchise tax payable	50,000
Income tax payable	137,791
Net cash used in operating activities	(280,913)

Cash Flows from Investing Activities
Purchase of marketable securities held in Trust Account	(228,997,905)
Net cash used in investing activities	(228,997,905)

Cash Flows from Financing Activities:
Proceeds received under loans from related parties	38,501
Repayment of loans to related parties	(113,501)
Proceeds from issuance of Class B common stock to anchor investors	2,313
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	6,900,000
Offering costs paid	(4,600,000)
Net cash provided by financing activities	232,227,313

Net increase in cash and cash equivalents	2,948,495

Cash - beginning of the period	37,044
Cash and cash equivalents held in Trust Account - end of the period	$2,985,539

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$185,000
Offering costs included in accounts payable	$73,272
Prepaid expenses included in accrued expenses	$76,426
Forfeiture of Class B common stock from Sponsor	$58
Deferred underwriting commissions in connection with the initial public offering	$8,050,000
Deferred legal fees in connection with the initial public offering	$150,000
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$670,220
Value of common stock subject to possible redemption	$218,801,630

The accompanying notes are an integral part of these financial statements.

4

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2019, the Company had not commenced any operations. All activity for the period from October 22, 2018 (date of inception) through March 31, 2019 relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is RMG Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources. The registration statement for the Company’s Initial Public Offering was declared effective on February 12, 2019. On February 12, 2019, the Company consummated its Initial Public Offering of 20,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), and on February 19, 2019, the underwriters fully exercised their over-allotment option to purchase 3,000,000 additional Units to cover over-allotments at $10.00 per Unit, generating aggregate gross proceeds of $230 million, and incurring offering costs of approximately $13.4 million, inclusive of $8.05 million in deferred underwriting commissions (Note 6).

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

Upon the closing of the Initial Public Offering and Private Placement, $230 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), located at Deutsche Bank Trust Company Americas, with American Stock Transfer & Trust Company acting as trustee, and were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 12, 2021 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest released to the Company to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its Board, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its Business Combination within the prescribed time period.

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019.

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

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2019, 21,880,163 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 12,266,666 Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented.

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common stock, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A common stock outstanding for the period. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock and any working capital loans, by the weighted average number of Class B common stock outstanding for the periods presented.

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of Net Income per Common Stock

The Company’s net income is adjusted for the portion of income that is attributable to Class A common stock subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted loss per Class A common stock is calculated as follows:

For the three months ended
March 31, 2019
Interest income and gain on marketable securities	$708,877
Expenses available to be paid with interest income from Trust	(187,848)
Net income available to holders of Class A common stock	518,299

Net income	$324,994
Less: Income attributable to Class A common stock	(518,299)
Net loss attributable to holders of Class B common stock	$(193,305)

Weighted average shares outstanding of Class A common stock	22,562,500
Basic and diluted net income per share, Class A	$0.02
Weighted average shares outstanding of Class B common stock	5,750,000
Basic and diluted net income per share, Class B	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1.0 million and $0 in cash equivalents held in Trust Account as of March 31, 2019 and December 31, 2018, respectively.

The following table provides a reconciliation of cash and cash equivalents reported within the financial statements:

March 31, 2019
Cash	$1,982,511
Restricted cash equivalents held in Trust Account	1,003,028
Total cash, cash equivalents shown in the statement of cash flows	$2,985,539

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on on marketable securities (net), dividends and interest, held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of financial instruments are determined using available market information.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

ASC 825, Financial Instruments, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value. As of March 31, 2019 and December 31, 2018, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices.

Use of Estimates

The preparation of the condensed interim financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements. Actual results could differ from those estimates.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred of approximately $13.4 million that are directly related to the Initial Public Offering. These costs were charged to stockholder’s equity upon the completion of the Initial Public Offering in February 2019.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of March 31, 2019 and December 31, 2018. The effective tax rate for the period of 29% exceeds the statutory rate of 21% primarily due to state and local income taxes.

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, (“ASC 842”) which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with an initial term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted ASC 842 effective January 1, 2019 and has elected the short-term lease recognition exemption for all leases that qualify. Accordingly, the Company has not recognized an ROU asset or lease liability as of March 31, 2019.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this guidance in the current quarter, effective January 1, 2019. As a result, the warrants issued in February 2019, in connection with the Initial Public Offering and Private Placement, were equity-classified.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Related Party Reimbursements and Loans

The Sponsor and the management agreed to cover expenses related to the Company’s formation and the Initial Public Offering (“Expenses Reimbursement”), and expected to be reimbursed upon the completion of the Initial Public Offering. The Company borrowed approximately $153,000 under the Expenses Reimbursement and fully repaid this amount to the related parties as of March 31, 2019.

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

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $8.05 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Lease Agreement

In November 2018, the Company entered into a six-month lease agreement from January 15, 2019 to July 31, 2019 for its office space in New York. The agreement calls for a monthly rent of $10,000 and a security deposit of $20,000. The Company recorded the security deposit and January 2019 rent payment of approximately $25,000 in Prepaid expenses and other assets in the accompanying Balance Sheet as of December 31, 2018. As of March 31, 2019, $20,000 related to the security deposit was recorded in Prepaid expenses and other assets. For the three months ended March 31, 2019, the Company recorded rent expense of approximately $30,000.

Deferred legal fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the legal counsel agreed to defer all fees until the closing of a Business Combination. As of March 31, 2019 and December 31, 2018, the Company recorded an aggregate of $450,000 and $300,000 in connection with such arrangement in deferred legal fees in the accompanying balance sheet, respectively.

Note 7 — Stockholder’s Equity

Common stock

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. There were no shares of Class A common stock issued or outstanding as of December 31, 2018. As of March 31, 2019, there were 23,000,000 shares of Class A common stock issued or outstanding, including 21,880,163 share of Class A common stock subject to possible redemption.

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 17, 2018, the Company effectuated an 0.8-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 5,750,000 Founder Shares. As of December 31, 2018, there were 5,750,000 shares of Class B common stock outstanding. Of the 5,750,000 Class B common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the holders of the Company’s Class B common stock would have collectively owned 20.0% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 19, 2019, the underwriters fully exercised its over-allotment option; thus, 750,000 shares of Class B common stock were no longer subject to forfeiture. As a result, there were 5,750,000 shares of Class B common stock outstanding as of March 31, 2019 and December 31, 2018.

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last reported last sale price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The exercise price and number of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share capitalization, or recapitalization, reorganization, merger or consolidation. If, in connection with the closing of the initial Business Combination, the Company issues additional shares of common stock or securities convertible into or exercisable or exchangeable for shares of common stock for capital raising purposes at an issue price or effective issue price of less than $9.20 per share, the warrant exercise price will be adjusted to be equal to 115% of the price received in the new issuance. The Company adopted the provisions of ASU 2017-11 in recognizing the warrants during the three months ended March 31, 2019. As a result, this exercise price reset provision was excluded from the assessment of whether the warrants are considered indexed to the Company’s own stock. The warrants otherwise meet the requirements for equity classification, as such were initially classified in stockholder’s equity during the three months ended March 31, 2019. The Company will recognize the value of the exercise price reset provision if and when it becomes triggered, by recognizing the value of the effect of the exercise price reset as a deemed dividend and a reduction of income available to common shareholders in computing basic earnings per share.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
U.S. Treasury Securities	$229,703,119	$-	$-
Cash equivalents - money market funds	1,003,028	-	-
	$230,706,147	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2019.

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 — Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
Accrued offering costs	$185,000	$22,100
Accrued professional fees	5,000	-
Accrued listing fees	76,426	-
	$266,426	$22,100

Note 10 — Subsequent Events

The Company did not identify any subsequent events that would have required adjustment to the financial statements or disclosure in the footnotes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to RMG Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to select an appropriate target business or businesses in the diversified resources and industrial materials sectors, including the chemicals, energy services and alternatives, environmental services, metals and power sectors;

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses in the diversified resources and industrial materials sectors;

•	failure to maintain the listing on, or the delisting of our securities from, the New York Stock Exchange (the “NYSE”) or an inability to have our securities listed on NYSE or another national securities exchange following our initial business combination;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of the proceeds that are not held in the Trust Account or that become available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

our financial performance.

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

On February 12, 2019, we consummated our initial public offering (“initial public offering”) of 20,000,000 units (“units” and, with respect to the Class A common stock included in the units being offered, the “public shares”) at $10.00 per unit, generating gross proceeds of $200 million. On February 19, 2019, the underwriters fully exercised their over-allotment option to purchase 3,000,000 additional units to cover over-allotments at $10.00 per unit, which generated additional gross proceeds of $30.0 million. We incurred offering costs of approximately $13.4 million, inclusive of $8.05 million in deferred underwriting commissions.

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

If we are unable to complete an initial business combination within 24 months from the closing of the initial public offering, or February 12, 2021, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and its Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete the initial business combination within the prescribed time period.

Liquidity and Capital Resources

As of March 31, 2019, we had approximately $2.0 million in our operating bank account held outside of the Trust Account, approximately $709,000 of interest income earned on marketable securities held in Trust Account available for tax purposes, and a working capital of approximately $1.6 million.

Through March 31, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares, approximately $153,000 in loans from our sponsor, and the proceeds from the consummation of the private placement not held in Trust Account. We fully repaid the loans from our sponsor as of March 31, 2019.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

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

For the three months ended March 31, 2019, we had net income of approximately $325,000, which consisted of approximately $709,000 in interest earned on marketable securities held in the Trust Account, offset by approximately $196,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $138,000 in income tax expense.

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

Related Party Reimbursements and Loans

The sponsor agreed to cover expenses related to our formation and the initial public offering (“expenses reimbursement”), and expected to be reimbursed upon the completion of the initial public offering. We borrowed approximately $153,000 under the expenses reimbursement and fully repaid this amount to the related parties as of March 31, 2019.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this annual report, as we have conducted no operations to date.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2019, 21,880,163 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Stock

We comply with accounting and disclosure requirements of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 12,266,666 Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented.

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common stock, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A common stock outstanding for the period. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock and any working capital loans, by the weighted average number of Class B common stock outstanding for the periods presented.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred of approximately $13.4 million that are directly related to the Initial Public Offering. These costs were charged to stockholder's equity upon the completion of the Initial Public Offering in February 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019 and December 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our 2018 Form 10-K filed with the SEC on March 29, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2019	RMG Acquisition Corp.

	By:	/s/ Robert S. Mancini
	Name:	Robert S. Mancini
	Title:	Chief Executive Officer
(Principal Executive Officer)

