Form 10-Q
period 2019-06-30
RMG Acquisition Corp.
filed 2019-08-13
CIK 1757932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 13, 2019, 23,000,000 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

RMG ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RMG ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$1,503,881	$37,044
Prepaid expenses and other assets	250,965	32,152
Total current assets	1,754,846	69,196
Restricted cash equivalents held in Trust Account	1,009,354	-
Marketable sercurities held in Trust Account, at fair value	231,154,783	-
Deferred offering costs associated with the proposed public offering	-	411,948
Total assets	$233,918,983	$481,144

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$129,599	$21,218
Accrued expenses	100,000	22,100
Due to related parties	-	115,381
Franchise tax payable	100,000	-
Income tax payable	434,977	-
Total current liabilities	764,576	158,699
Deferred legal fees	450,000	300,000
Deferred underwriting commissions	8,050,000	-
Total liabilities	9,264,576	458,699

Commitments and contingencies
Class A common stock, $0.0001 par value; 21,965,440 and -0- shares subject to possible redemption at $10 per share at June 30, 2019 and December 31, 2018, respectively	219,654,400	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,034,560 and 0 shares issued and outstanding (excluding 21,965,440 and -0- shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	103	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	575	575
Additional paid-in capital	4,146,554	24,425
Retained earnings (Accumulated deficit)	852,775	(2,555)
Total stockholders' equity	5,000,007	22,445
Total Liabilities and Stockholders' Equity	$233,918,983	$481,144

The accompanying notes are an integral part of these financial statements.

RMG ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended	For the six months ended
	June 30, 2019	June 30, 2019
General and administrative costs	$261,381	$457,416
Franchise tax expense	50,000	100,000
Loss from operations	(311,381)	(557,416)
Interest income	10,223	13,886
Gain on marketable securities (net), dividends and interest, held in Trust Account	1,452,219	2,157,433
Income before income tax expense	1,151,061	1,613,903
Income tax expense	298,286	436,134
Net income	$852,775	$1,177,769

Weighted average shares outstanding of Class A common stock	23,000,000	22,848,921
Basic and diluted net income per share, Class A	$0.05	$0.07
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000
Basic and diluted net loss per share, Class B	$(0.04)	$(0.08)

The accompanying notes are an integral part of these financial statements.

RMG ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock					Retained Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2018	-	$-	5,750,000	$575	$24,425	$(2,555)	$22,445
Issuance of Class B common stock to anchor investors	-	-	575,000	58	2,255	-	2,313
Forfeiture of Class B common stock from Sponsor	-	-	(575,000)	(58)	58	-	-
Sale of units in initial public offering, gross	23,000,000	2,300	-	-	229,997,700	-	230,000,000
Offering costs	-	-	-	-	(13,448,120)	-	(13,448,120)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	6,900,000	-	6,900,000
Class A common stock subject to possible redemption	(21,880,163)	(2,188)	-	-	(218,799,442)	-	(218,801,630)
Net income	-	-	-	-	-	324,994	324,994
Balance - March 31, 2019 (unaudited)	1,119,837	$112	5,750,000	$575	$4,676,876	$322,439	$5,000,002
Class A common stock subject to possible redemption	(85,277)	(9)	-	-	(530,322)	(322,439)	(852,770)
Net income	-	-	-	-	-	852,775	852,775
Balance - June 30, 2019 (unaudited)	1,034,560	$103	5,750,000	$575	$4,146,554	$852,775	$5,000,007

The accompanying notes are an integral part of these financial statements.

RMG ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the six months ended
June 30, 2019
Cash Flows from Operating Activities:
Net income	$1,177,769
Gain on marketable securities (net), dividends and interest, held in Trust Account	(2,157,433)
Changes in operating assets and liabilities:
Prepaid expenses	(218,813)
Accounts payable	108,381
Due to related parties	(40,381)
Franchise tax payable	100,000
Income tax payable	434,977
Net cash used in operating activities	(595,500)

Cash Flows from Investing Activities
Purchase of marketable securities held in Trust Account	(344,186,350)
Proceeds received from sales, redemptions and maturities of marketable securities held in Trust Account	115,189,000
Net cash used in investing activities	(228,997,350)

Cash Flows from Financing Activities:
Proceeds received under loans from related parties	38,501
Repayment of loans to related parties	(113,501)
Proceeds from issuance of Class B common stock to anchor investors	2,313
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	6,900,000
Offering costs paid	(4,758,272)
Net cash provided by financing activities	232,069,041

Net increase in cash and cash equivalents	2,476,191

Cash - beginning of the period	37,044
Cash and restricted cash equivalents held in Trust Account - end of the period	$2,513,235

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$100,000
Forfeiture of Class B common stock from Sponsor	$58
Deferred underwriting commissions in connection with the initial public offering	$8,050,000
Deferred legal fees in connection with the initial public offering	$150,000
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$670,220
Value of common stock subject to possible redemption	$219,654,400

The accompanying notes are an integral part of these financial statements.

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Description of Organization, Business Operations and Basis of Presentation

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

As of June 30, 2019, the Company had not commenced any operations. All activity for the period from October 22, 2018 (date of inception) through June 30, 2019 relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

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

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Company will provide its holders of the outstanding Class A common stock, par value $0.0001, sold in the Initial Public Offering (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Sponsor has agreed to waive its redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

 Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019.

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

Note 2 — Summary of Significant Accounting Policies

Net Income (Loss) per Common Stock

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

The Company’s net income is adjusted for the portion of income that is attributable to Class A common stock subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted income per Class A common stock is calculated as follows:

	For the three months ended	For the six months ended
	June 30, 2019	June 30, 2019
Interest income on restricted cash equivalents held in Trust Account	$5,771	$6,704
Gain on marketable securities (net), dividends and interest, held in Trust Account	1,452,219	2,157,433
Expenses available to be paid with interest income from Trust	(348,286)	(536,134)
Net income available to holders of Class A common stock	1,109,704	1,628,003

Net income	$852,775	$1,177,769
Less: Income attributable to Class A common stock	(1,109,704)	(1,628,003)
Net loss attributable to holders of Class B common stock	$(256,929)	$(450,234)

Weighted average shares outstanding of Class A common stock	23,000,000	22,848,921
Basic and diluted net income per share, Class A	$0.05	$0.07
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000
Basic and diluted net loss per share, Class B	$(0.04)	$(0.08)

Use of Estimates

The preparation of the condensed interim financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, restricted cash equivalents held in Trust Account, and marketable securities held in Trust Account. Cash and restricted cash equivalents are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s marketable securities portfolio consists entirely of U.S Treasury Securities with an original maturity of 180 days or less.

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1.0 million and $0 in cash equivalents held in Trust Account as of June 30, 2019 and December 31, 2018, respectively.

The following table provides a reconciliation of cash and cash equivalents reported within the financial statements:

June 30, 2019
Cash	$1,503,881
Restricted cash equivalents held in Trust Account	1,009,354
Total cash and restricted cash equivalents held in Trust Account shown in the statement of cash flows	$2,513,235

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on on marketable securities (net), dividends and interest, held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value:

Level 1	–	Quoted prices in active markets for identical assets or liabilities on the reporting date.

Level 2	–	Pricing inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	–	Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including but not limited to private and public comparables, third-party appraisals, discounted cash flow models, and fund manager estimates.

As of June 30, 2019 and December 31, 2018, the recorded values of cash and restricted cash equivalents held in Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred of approximately $13.4 million that are directly related to the Initial Public Offering. These costs were charged to stockholder’s equity upon the completion of the Initial Public Offering in February 2019. As of June 30, 2019 and December 31, 2018, the Company had $100,000 and $22,100 of accrued offering costs in the accompanying balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate for the three and six months ended June 30, 2019 of 25.9% and 27.0%, respectively, exceeds the statutory rate of 21% primarily due to state and local income taxes.

Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. There were no unrecognized tax benefits as of June 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2019, 21,965,440 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, (“ASC 842”) which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with an initial term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted ASC 842 effective January 1, 2019 and has elected the short-term lease recognition exemption for all leases that qualify. Accordingly, the Company has not recognized an ROU asset or lease liability as of June 30, 2019.

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2019. As a result, the warrants issued in February 2019, in connection with the Initial Public Offering and Private Placement, were equity-classified.

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

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Related Party Reimbursements and Loans

The Sponsor and the management agreed to cover expenses related to the Company’s formation and the Initial Public Offering (“Expenses Reimbursement”), and expected to be reimbursed upon the completion of the Initial Public Offering. The Company borrowed approximately $153,000 under the Expenses Reimbursement and fully repaid this amount to the related parties as of June 30, 2019.

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

Lease Agreement

In November 2018, the Company entered into a six-month lease agreement from January 15, 2019 to July 31, 2019 for its office space in New York. The agreement calls for a monthly rent of $10,000 and a security deposit of $20,000. The Company recorded the security deposit and January 2019 rent payment of approximately $25,000 in Prepaid expenses and other assets in the accompanying Balance Sheet as of December 31, 2018. As of June 30, 2019, $20,000 related to the security deposit was recorded in Prepaid expenses and other assets. For the three and six months ended June 30, 2019, the Company recorded rent expense of approximately $32,000 and approximately $61,100, respectively.

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Deferred legal fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the legal counsel agreed to defer all fees until the closing of a Business Combination. As of June 30, 2019 and December 31, 2018, the Company recorded an aggregate of $450,000 and $300,000 in connection with such arrangement in deferred legal fees in the accompanying balance sheet, respectively.

Note 7 — Stockholder’s Equity

Common stock

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. There were no shares of Class A common stock issued and outstanding as of December 31, 2018. As of June 30, 2019, there were 23,000,000 shares of Class A common stock issued or outstanding, including 21,965,440 share of Class A common stock subject to possible redemption.

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 17, 2018, the Company effectuated an 0.8-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 5,750,000 Founder Shares. As of December 31, 2018, there were 5,750,000 shares of Class B common stock outstanding. Of the 5,750,000 Class B common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the holders of the Company’s Class B common stock would have collectively owned 20.0% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 19, 2019, the underwriters fully exercised its over-allotment option; thus, 750,000 shares of Class B common stock were no longer subject to forfeiture. As a result, there were 5,750,000 shares of Class B common stock outstanding as of June 30, 2019 and December 31, 2018.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The exercise price and number of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share capitalization, or recapitalization, reorganization, merger or consolidation. If, in connection with the closing of the initial Business Combination, the Company issues additional shares of common stock or securities convertible into or exercisable or exchangeable for shares of common stock for capital raising purposes at an issue price or effective issue price of less than $9.20 per share, the warrant exercise price will be adjusted to be equal to 115% of the price received in the new issuance. The Company adopted the provisions of ASU 2017-11 effective January 1, 2019. As a result, this exercise price reset provision was excluded from the assessment of whether the warrants are considered indexed to the Company’s own stock. The warrants otherwise meet the requirements for equity classification, as such were initially classified in stockholder’s equity. The Company will recognize the value of the exercise price reset provision if and when it becomes triggered, by recognizing the value of the effect of the exercise price reset as a deemed dividend and a reduction of income available to common shareholders in computing basic earnings per share.

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

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
U.S. Treasury Securities	$231,154,783	$-	$-
Cash equivalents - money market funds	1,009,354	-	-
	$232,164,137	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2019.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to select an appropriate target business or businesses in the diversified resources and industrial materials sectors, including the chemicals, energy services and alternatives, environmental services, metals and power sectors;

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses in the diversified resources and industrial materials sectors;

•	failure to maintain the listing on, or the delisting of our securities from, the New York Stock Exchange (the “NYSE”) or an inability to have our securities listed on NYSE or another national securities exchange following our initial business combination;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of the proceeds that are not held in the Trust Account or that become available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance.

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

Liquidity and Capital Resources

As of June 30, 2019, we had approximately $1.5 million in our operating bank account held outside of the Trust Account, approximately $2.2 million of investment income earned on marketable securities held in Trust Account available to pay franchise tax and income tax obligations, and a working capital of approximately $1.5 million (excluding franchise tax and income tax obligations).

Through June 30, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares, approximately $153,000 in loans from our sponsor, and the proceeds from the consummation of the private placement not held in Trust Account. We fully repaid the loans from our sponsor as of June 30, 2019.

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

For the three months ended June 30, 2019, we had net income of approximately $853,000, which consisted of approximately $1.5 million in net gains, dividends and interest income from marketable securities held in Trust Account, offset by approximately $261,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $298,000 in income tax expense.

For the six months ended June 30, 2019, we had net income of approximately $1.2 million, which consisted of approximately $2.2 million in net gains, dividends and interest income from marketable securities held in Trust Account, offset by approximately $457,000 in general and administrative costs, $100,000 in franchise tax expense, and approximately $436,000 in income tax expense.

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

Related Party Reimbursements and Loans

The sponsor agreed to cover expenses related to our formation and the initial public offering (“expenses reimbursement”), and expected to be reimbursed upon the completion of the initial public offering. We borrowed approximately $153,000 under the expenses reimbursement and fully repaid this amount to the related parties as of June 30, 2019.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this annual report, as we have conducted no operations to date.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Fair Value of Financial Instruments

Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value:

Level 1	–	Quoted prices in active markets for identical assets or liabilities on the reporting date.

Level 2	–	Pricing inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	–	Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including but not limited to private and public comparables, third-party appraisals, discounted cash flow models, and fund manager estimates.

As of June 30, 2019 and December 31, 2018, the recorded values of cash and restricted cash equivalents held in Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. Our portfolio of marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2019, 21,965,440 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2019	RMG Acquisition Corp.

	By:	/s/ Robert S. Mancini
	Name:	Robert S. Mancini
	Title:	Chief Executive Officer
(Principal Executive Officer)

