Form 10-Q
period 2019-09-30
RMG Acquisition Corp.
filed 2019-11-12
CIK 1757932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one warrant to purchase one share of Class A common stock	RMG	New York Stock Exchange
Class A common stock, par value $0.0001 per share	RMG	New York Stock Exchange
Public Warrants	RMG.WS	New York Stock Exchange

As of November 12, 2019, 23,000,000 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

RMG ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RMG ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$1,381,346	$37,044
Prepaid expenses and other assets	205,126	32,152
Total current assets	1,586,472	69,196
Restricted cash equivalents held in Trust Account	913,946	-
Marketable sercurities held in Trust Account, at fair value	232,296,879	-
Deferred offering costs associated with the proposed public offering	-	411,948
Total assets	$234,797,297	$481,144

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$130,482	$21,218
Accrued expenses	113,000	22,100
Due to related parties	-	115,381
Franchise tax payable	150,000	-
Income tax payable	591,258	-
Total current liabilities	984,740	158,699
Deferred legal fees	450,000	300,000
Deferred underwriting commissions	8,050,000	-
Total liabilities	9,484,740	458,699

Commitments and contingencies
Class A common stock, $0.0001 par value; 22,031,255 and -0- shares subject to possible redemption at $10 per share at September 30, 2019 and December 31, 2018, respectively	220,312,550	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 968,745 and 0 shares issued and outstanding (excluding 22,031,255 and -0- shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	97	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	575	575
Additional paid-in capital	4,341,185	24,425
Retained earnings (Accumulated deficit)	658,150	(2,555)
Total stockholders' equity	5,000,007	22,445
Total Liabilities and Stockholders' Equity	$234,797,297	$481,144

The accompanying notes are an integral part of these financial statements.

RMG ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended	For the nine months ended
	September 30, 2019	September 30, 2019
General and administrative costs	$210,806	$668,222
Franchise tax expense	50,000	150,000
Loss from operations	(260,806)	(818,222)
Interest income	8,839	22,725
Gain on marketable securities (net), dividends and interest, held in Trust Account	1,142,497	3,299,930
Income before income tax expense	890,530	2,504,433
Income tax expense	232,380	668,514
Net income	$658,150	$1,835,919

Weighted average shares outstanding of Class A common stock	23,000,000	22,909,091
Basic and diluted net income per share, Class A	$0.04	$0.11
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000
Basic and diluted net loss per share, Class B	$(0.04)	$(0.11)

The accompanying notes are an integral part of these financial statements.

RMG ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock					Retained Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2018	-	$-	5,750,000	$575	$24,425	$(2,555)	$22,445
Issuance of Class B common stock to anchor investors	-	-	575,000	58	2,255	-	2,313
Forfeiture of Class B common stock from Sponsor	-	-	(575,000)	(58)	58	-	-
Sale of units in initial public offering, gross	23,000,000	2,300	-	-	229,997,700	-	230,000,000
Offering costs	-	-	-	-	(13,448,120)	-	(13,448,120)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	6,900,000	-	6,900,000
Class A common stock subject to possible redemption	(21,880,163)	(2,188)	-	-	(218,799,442)	-	(218,801,630)
Net income	-	-	-	-	-	324,994	324,994
Balance - March 31, 2019 (unaudited)	1,119,837	$112	5,750,000	$575	$4,676,876	$322,439	$5,000,002
Class A common stock subject to possible redemption	(85,277)	(9)	-	-	(530,322)	(322,439)	(852,770)
Net income	-	-	-	-	-	852,775	852,775
Balance - June 30, 2019 (unaudited)	1,034,560	$103	5,750,000	$575	$4,146,554	$852,775	$5,000,007
Class A common stock subject to possible redemption	(65,815)	(6)	-	-	194,631	(852,775)	(658,150)
Net income	-	-	-	-	-	658,150	658,150
Balance - September 30, 2019 (unaudited)	968,745	$97	5,750,000	$575	$4,341,185	$658,150	$5,000,007

The accompanying notes are an integral part of these financial statements.

RMG ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the nine months ended
September 30, 2019
Cash Flows from Operating Activities:
Net income	$1,835,919
Gain on marketable securities (net), dividends and interest, held in Trust Account	(3,299,930)
Changes in operating assets and liabilities:
Prepaid expenses	(172,974)
Accounts payable	109,264
Accrued expenses	13,000
Due to related parties	(40,381)
Franchise tax payable	150,000
Income tax payable	591,258
Net cash used in operating activities	(813,844)

Cash Flows from Investing Activities
Purchase of marketable securities held in Trust Account	(575,947,949)
Proceeds received from sales, redemptions and maturities of marketable securities held in Trust Account	346,951,000
Net cash used in investing activities	(228,996,949)

Cash Flows from Financing Activities:
Proceeds received under loans from related parties	38,501
Repayment of loans to related parties	(113,501)
Proceeds from issuance of Class B common stock to anchor investors	2,313
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	6,900,000
Offering costs paid	(4,758,272)
Net cash provided by financing activities	232,069,041

Net increase in cash and cash equivalents	2,258,248

Cash - beginning of the period	37,044
Cash and restricted cash equivalents held in Trust Account - end of the period	$2,295,292

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$100,000
Forfeiture of Class B common stock from Sponsor	$58
Deferred underwriting commissions in connection with the initial public offering	$8,050,000
Deferred legal fees in connection with the initial public offering	$150,000
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$670,220
Value of common stock subject to possible redemption	$220,312,550

Supplemental cash flow disclosure:
Cash paid for income taxes	$(77,257)

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

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from October 22, 2018 (date of inception) through September 30, 2019 relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

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

 Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019.

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

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 — Summary of Significant Accounting Policies

Net Income per Common Stock

Net income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 12,266,666 Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented.

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

The Company’s net income is adjusted for the portion of income that is attributable to Class A common stock subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted income per Class A common stock is calculated as follows:

	For the three months ended	For the nine months ended
	September 30, 2019	September 30, 2019
Interest income on restricted cash equivalents held in Trust Account	$5,321	$12,025
Gain on marketable securities (net), dividends and interest, held in Trust Account	1,142,497	3,299,930
Expenses available to be paid with interest income from Trust	(282,380)	(818,514)
Net income available to holders of Class A common stock	865,437	2,493,441

Net income	$658,150	$1,835,919
Less: Income attributable to Class A common stock	(865,437)	(2,493,441)
Net loss attributable to holders of Class B common stock	$(207,287)	$(657,522)

Weighted average shares outstanding of Class A common stock	23,000,000	22,909,091
Basic and diluted net income per share, Class A	$0.04	$0.11
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000
Basic and diluted net loss per share, Class B	$(0.04)	$(0.11)

Use of Estimates

The preparation of the condensed interim financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, restricted cash equivalents held in the Trust Account, and marketable securities held in the Trust Account. Cash and restricted cash equivalents are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s marketable securities portfolio consists entirely of U.S Treasury Securities with an original maturity of 180 days or less.

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $914,000 and $0 in cash equivalents held in the Trust Account as of September 30, 2019 and December 31, 2018, respectively.

The following table provides a reconciliation of cash and cash equivalents reported within the financial statements:

September 30, 2019
Cash	$1,381,346
Restricted cash equivalents held in Trust Account	913,946
Total cash and restricted cash equivalents held in Trust Account shown in the statement of cash flows	$2,295,292

Marketable Securities Held in the Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in the Trust Account in the accompanying condensed statement of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.

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

As of September 30, 2019 and December 31, 2018, the recorded values of cash and restricted cash equivalents held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred of approximately $13.4 million that are directly related to the Initial Public Offering. These costs were charged to stockholder’s equity upon the completion of the Initial Public Offering in February 2019. As of September 30, 2019 and December 31, 2018, the Company had $100,000 and $22,100 of accrued offering costs in the accompanying balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate for the three and nine months ended September 30, 2019 of 26.1% and 26.7%, respectively, exceeds the statutory rate of 21% primarily due to state and local income taxes.

Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. There were no unrecognized tax benefits as of September 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2019, 22,031,255 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, (“ASC 842”) which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with an initial term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted ASC 842 effective January 1, 2019 and has elected the short-term lease recognition exemption for all leases that qualify. Accordingly, the Company has not recognized a ROU asset or lease liability as of September 30, 2019.

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

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Founder Shares will automatically convert into Class A common stock on a one-for-one basis at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions.

Related Party Reimbursements and Loans

The Sponsor and the management agreed to cover expenses related to the Company’s formation and the Initial Public Offering (“Expenses Reimbursement”), and expected to be reimbursed upon the completion of the Initial Public Offering. The Company borrowed approximately $153,000 under the Expenses Reimbursement and fully repaid this amount to the related parties as of September 30, 2019.

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

Lease Agreement

In November 2018, the Company entered into a six-month lease agreement from January 15, 2019 to July 31, 2019 for its office space in New York. The agreement calls for a monthly rent of $10,000 and a security deposit of $20,000. The Company recorded the security deposit and January 2019 rent payment of approximately $25,000 in Prepaid expenses and other assets in the accompanying Balance Sheet as of December 31, 2018. As of September 30, 2019, $20,000 related to the security deposit was recorded in Prepaid expenses and other assets. For the three and nine months ended September 30, 2019, the Company recorded rent expense of approximately $31,000 and approximately $91,000, respectively.

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Deferred legal fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the legal counsel agreed to defer all fees until the closing of a Business Combination. As of September 30, 2019 and December 31, 2018, the Company recorded an aggregate of $450,000 and $300,000 in connection with such arrangement in deferred legal fees in the accompanying balance sheet, respectively.

Note 7 — Stockholder’s Equity

Common stock

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. There were no shares of Class A common stock issued and outstanding as of December 31, 2018. As of September 30, 2019, there were 23,000,000 shares of Class A common stock issued or outstanding, including 22,031,255 share of Class A common stock subject to possible redemption.

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 17, 2018, the Company effectuated an 0.8-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 5,750,000 Founder Shares. As of December 31, 2018, there were 5,750,000 shares of Class B common stock outstanding. Of the 5,750,000 Class B common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the holders of the Company’s Class B common stock would have collectively owned 20.0% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 19, 2019, the underwriters fully exercised its over-allotment option; thus, 750,000 shares of Class B common stock were no longer subject to forfeiture. As a result, there were 5,750,000 shares of Class B common stock outstanding as of September 30, 2019 and December 31, 2018.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

RMG ACQUSITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
U.S. Treasury Securities	$232,296,879	$-	$-
Cash equivalents - money market funds	913,946	-	-
	$233,210,825	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2019.

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

Liquidity and Capital Resources

As of September 30, 2019, we had approximately $1.4 million in our operating bank account held outside of the Trust Account, approximately $2.3 million of investment income earned on marketable securities held in the Trust Account available to pay franchise tax and income tax obligations, and a working capital of approximately $1.3 million (excluding franchise tax and income tax obligations).

Through September 30, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares, approximately $153,000 in loans from our sponsor, and the proceeds from the consummation of the private placement not held in the Trust Account. We fully repaid the loans from our sponsor as of September 30, 2019.

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

For the three months ended September 30, 2019, we had net income of approximately $658,000, which consisted of approximately $1.1 million in net gains, dividends and interest income from marketable securities held in the Trust Account, approximately $9,000 in interest income, offset by approximately $211,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $232,000 in income tax expense.

For the nine months ended September 30, 2019, we had net income of approximately $1.8 million, which consisted of approximately $3.3 million in net gains, dividends and interest income from marketable securities held in the Trust Account, approximately $23,000 in interest income, offset by approximately $668,000 in general and administrative costs, $150,000 in franchise tax expense, and approximately $669,000 in income tax expense.

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

Related Party Reimbursements and Loans

The sponsor agreed to cover expenses related to our formation and the initial public offering (“expenses reimbursement”), and expected to be reimbursed upon the completion of the initial public offering. We borrowed approximately $153,000 under the expenses reimbursement and fully repaid this amount to the related parties as of September 30, 2019.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this annual report, as we have conducted no operations to date.

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

As of September 30, 2019 and December 31, 2018, the recorded values of cash and restricted cash equivalents held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. Our portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2019, 22,031,255 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income Per Common Stock

Net income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 12,266,666 Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented.

Our statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common stock, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A common stock outstanding for the period. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock and any working capital loans, by the weighted average number of Class B common stock outstanding for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2019	RMG Acquisition Corp.

	By:	/s/ Robert S. Mancini
	Name:	Robert S. Mancini
	Title:	Chief Executive Officer
(Principal Executive Officer)