Form 10-K
period 2019-12-31
RMG Acquisition Corp.
filed 2020-03-16
CIK 1757932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38795

RMG ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-2289787
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1411 Broadway, 16th Floor New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 220-9503

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A common stock, $0.0001 par value, and one-third of one warrant to purchase one Class A common stock	New York Stock Exchange
Class A common stock, par value $0.0001 per share	New York Stock Exchange
Warrants to purchase Class A common stock	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2019, as reported on the New York Stock Exchange, was approximately $224.7 million (based on the closing sales price of the ordinary shares on June 30, 2019 of $9.77).

At March 13, 2020, there were 23,000,000 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Unless otherwise stated in this annual report on Form 10-K, references to:

•	“we,” “us,” “company” or “our company” are to RMG Acquisition Corp.;
•	“Advisory Board” refers to our advisory board, which will assist us in sourcing and evaluating transaction opportunities;
•	“Anchor Investors” are to certain funds and accounts managed by subsidiaries of BlackRock, Inc. and Alta Fundamental Advisers LLC, who have purchased an aggregate of 2,530,000 units in our initial public offering;
•	“Board” refers to our board of directors;
•	“common stock” are to our Class A common stock and our Class B common stock, collectively;
•	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, common stock of our company;
•	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor and the Anchor Investors in private placements prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;
•	“initial stockholders” are to our sponsor, the Anchor Investors and any other holders of our founder shares prior to our initial public offering;
•	“management” or our “management team” are to our three executive offıcers, Mr. Carpenter, our Chairman, Mr. Mancini, our Chief Executive Officer, and Mr. Kassin, our President and Chief Operating Officer;
•	“private placement warrants” are to the warrants issued to our sponsor and the Anchor Investors in a private placement simultaneously with the closing of our initial public offering;

•	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);
•	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team, Board and Advisory Board to the extent any of them purchases public shares, provided that each such initial stockholder’s and individual’s status as a “public stockholder” shall only exist with respect to such public shares;
•	“public warrants” are to our warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or officers or directors (or permitted transferees) following the consummation of our initial business combination;
•	“Riverside Management Group” refers to Riverside Management Group, LLC, an entity of which our Chairman is the founder and serves as a Senior Managing Director and the Chief Executive Officer;
•	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers that we may determine to make in connection with financing our initial business combination;
•	“sponsor” are to RMG Sponsor, LLC, a Delaware limited liability company, in which each of our officers, directors and certain members of our Advisory Board is, directly or indirectly, a member; and
•	“warrants” are to our warrants, which includes the public warrants as well as the private placement warrants.

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

Our units began trading on February 8, 2019 on the NYSE under the symbol RMG.U. On April 1, 2019, the securities comprising the units began separate trading. The common stock and warrants trade on the NYSE under the symbols “RMG” and “RMG.WS,” respectively.

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

Our management team has experience in:

•	Operating companies, setting and changing strategies, and identifying, mentoring and recruiting exceptional talent;
•	Developing and growing companies, both organically and through strategic transactions and acquisitions, and expanding the product range and geographic footprint of a number of target businesses;
•	Investing in leading private and public diversified resources and industrial materials companies to accelerate their growth and maturation;
•	Sourcing, structuring, acquiring, and selling businesses;
•	Accessing the capital markets, including financing businesses and helping companies transition to public ownership; and
•	Fostering relationships with sellers, capital providers and target management teams.

Acquisition Criteria

We will seek to identify companies that have compelling growth potential and a combination of the following characteristics. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies or assets that we believe have the following attributes:

•	Network utilization. We will focus on companies that can utilize and leverage the extensive networks and insights that we, members of our Board and our Advisory Board and Riverside Management Group have built in the diversified resources and industrial materials sectors;
•	Large and growing market. We will focus on investments in industry segments that we believe demonstrate attractive long-term growth prospects and reasonable overall size or potential;
•	Attractive, profitable business. We will seek to invest in companies that we believe possess not only established business models but sustainable competitive advantages as well;
•	Strong management teams. We will spend significant time assessing a company’s leadership and personnel and evaluating what we can do to augment or upgrade the team over time if needed;
•	Opportunity for operational improvements. We will seek to identify businesses that we believe are stable but at an inflection point and would benefit from our additional management expertise, ability to drive improvements in the company’s production processes, research and development, go-to-market strategy, products or service offerings, sales and marketing efforts, geographical presence and/or leadership team;
•	Opportunity for financial improvements. We will seek to identify businesses that we believe would benefit from our management’s ability to improve and optimize a company’s capital structure, including by assisting the company in accessing the capital markets and any other financing sources;
•	Differentiated products or services. We will focus on businesses whose products or services are differentiated or where we see an opportunity to create value by implementing best practices;
•	Unrecognized value. We will seek to identify business that we believe exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, and that we believe have been misevaluated by the marketplace based on our analysis and due diligence review;
•	Minimal technology risk. We will seek to invest in companies that do not depend on experimental technology; and
•	Appropriate valuations. We will seek to be a disciplined and valuation-centric investor that will invest on terms that we believe provide significant upside potential with limited downside risk.

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

Our Board

In addition to Messrs. Carpenter, Mancini and Kassin, our Board is comprised of W. Grant Gregory, Craig Broderick, W. Thaddeus Miller and Steven P. Buffone.

Mr. Gregory is the founder and Chairman of Gregory & Hoenemeyer, Inc., a financial advisory firm providing mergers and acquisitions and strategic services to firms, including private equity firms. Mr. Gregory has served successfully in numerous leadership roles as chairman of the board, chief executive officer, investment banker, merchant banker and director of public, private and nonprofit corporations, including serving on the board of directors of Touche Ross & Co. (Deloitte Touche Tohmatsu), where he worked for 24 years, Chrysler Corporation, MCI and Renaissance Hotels Inc. Mr. Broderick is a Senior Director of Goldman, Sachs & Co., from which he retired as an active employee in January 2018 after 32 years. He was most recently Goldman’s Chief Risk Officer, a member of its Management Committee, and chair or co-chair of key risk committees. Mr. Broderick also currently serves as a Director of the Bank of Montreal and is a Senior Advisor to Stone Point Capital, a private equity firm primarily investing in the global financial services industry. Mr. Miller currently serves as Executive Vice Chairman and Chief Legal Officer of Calpine Corporation, and has decades of legal and energy industry experience. Mr. Buffone currently is founder of Kenilworth Advisors, LLC, a legal and business consulting firm, and previously a partner at the law firm of Gibson, Dunn & Crutcher LL, where he served as a member of the Executive Committee and as co-chair of the firm’s Corporate Transactions Practice Group and Energy and Infrastructure Practice Group.

Our Advisory Board

Our Advisory Board is comprised of Steven J. Gilbert and Edward Forst, each of whom has expertise in diversified resources and industrial materials companies. Mr. Gilbert is the founder and Chairman of the Board of Gilbert Global Equity Partners, L.P., an institutional investment firm established in 1997. In addition, Mr. Gilbert also founded Soros Capital, Commonwealth Capital Partners, and Chemical Venture Partners. He currently serves on the boards of several public companies, and has served on the boards of more than 25 companies over the span of his career. Mr. Forst previously served as President and Chief Executive Officer of Cushman & Wakefield, Inc., a commercial real estate firm operating in over 60 countries. Prior to that, he was a partner at Goldman Sachs, where during his career he held numerous executive roles. We anticipate that our Advisory Board will contribute to our efforts in sourcing and evaluating transaction opportunities.

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

Riverside Management Group’s advisory board includes Dr. Heinz C. Schimmelbusch, Mark R. White, Nils A. Kindwall, William Smelas and Ronald J. Statile. These advisory board members have significant experience as founders, owners, directors and/or executive officers of companies such as Horsehead Holding Corporation, one of the largest zinc recyclers and producers in the U.S., Great Lakes Carbon Corp., the world’s largest producer of calcined petroleum products, AMG Advanced Metallurgical Group, a global leading producer of critical materials for carbon dioxide reduction and Freeport-McMoran, a leading producer of copper, gold and molybdenum and SAP, the global leader in enterprise software.

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

Our officers and certain directors have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by the date that is 24 months after the closing of our initial public offering (February 12, 2021).

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
•	any of our directors, officers or substantial security holders (as defined by NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or
•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.00 per public share as of the date of this report. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and certain directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination. In addition, each of the Anchor Investors has agreed with us that if, at the time of any stockholder vote with respect to an initial business combination or the business day immediately prior to the consummation of our initial business combination, such Anchor Investor does not own a number of public shares equal to the number of shares purchased by it in the initial public offering, then such Anchor Investor will forfeit to us all of the founder shares that it purchased prior to the initial public offering.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
•	file proxy materials with the SEC.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until February 12, 2021 to complete our initial business combination. If we are unable to complete our business combination by February 12, 2021, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Although we have no present intention to do so, at some point in the future we may ask our shareholders to approve an amendment to our charter that would extend the length of the Combination Period, but there are no assurances that such extension will be granted. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the prescribed time period.

Our sponsor, officers and certain directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by February 12, 2021. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the prescribed time period.

Our sponsor, officers and certain directors have agreed, pursuant to a letter agreement with us (filed as an exhibit to this annual report), that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 12, 2021, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our public shares.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2019. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our units, Class A common stock and warrants are listed on the NYSE. We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination.

In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities. On August 15, 2019, we received written notice from the NYSE that we are not compliant with Section 802.01B of the NYSE Listed Company Manual, which requires us to maintain a minimum of 300 public stockholders on a continuous basis. We have submitted a business plan to the NYSE to resolve compliance with this standard, which the NYSE has accepted. We will be subject to quarterly monitoring for compliance with the plan.

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

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

As of the date of this report, we have approximately $1.2 million held outside the trust account that is available to us. If we are required to seek additional capital, we would need to withdraw interest from the trust account as described elsewhere in this annual report (i.e. for our franchise and income taxes as well as expenses relating to the administration of the trust account) and/or borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.
•	In addition, we may have imposed upon us burdensome requirements, including:
•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We intend to focus our search for a target business in the diversified resources and industrial materials sectors, including the chemicals, energy services and alternatives, environmental services, metals and power sectors. Risks inherent in investments in the diversified resources and industrial materials sectors include, but are not limited to, the following:

•	volatility of commodity prices;
•	significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable laws and regulations;
•	denial or delay of receiving requisite regulatory approvals and/or permits;
•	the speculative nature of and high degree of risk involved in investments in the diversified resources and industrial materials sectors;
•	exploration and development risks, which could lead to environmental damage, injury and loss of life or the destruction of property;
•	proximity and capacity of transportation and support infrastructure to production facilities;
•	availability of key inputs, such as strategic consumables and raw materials;
•	changes in global supply and demand and prices for commodities;
•	impact of energy conservation efforts;
•	technological advances affecting energy production and consumption;
•	overall domestic and global economic conditions;
•	availability of, and potential disputes with, independent contractors;
•	adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills);
•	value of U.S. dollar relative to the currencies of other countries; and
•	terrorist acts.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance). After the completion of our initial business combination, we may issue a substantial number of additional shares of common stock to redeem the warrants as described herein or shares of common or preferred stock under an employee incentive plan. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our public offering;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of the date of this report, approximately $234 million is available in our trust account for completing our business combination and pay related fees and expenses (which includes up to approximately $8,050,000 for the payment of deferred underwriting commissions). We may complete our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to complete our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our sponsor, officers and certain directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of amounts released to us to pay taxes and expenses related to the administration of the trust account), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, this letter agreement and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our Board, whose members were elected by our initial stockholders or appointed by the other members of the Board, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2019. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

If we complete our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles and challenges in collecting accounts receivable;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
•	deterioration of political relations with the United States; and
•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 1411 Broadway, 16th Floor, New York, New York 10018. We consider our current office space adequate for our current operations.

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

Market Information

Our units trade on the NYSE under the symbol RMG.U. The common stock and warrants trade on the NYSE under the symbols “RMG” and “RMG.WS,” respectively.

Holders

On March 13, 2020, there was 1 holder of record of our units, 1 holder of record of our Class A common stock, 6 holders of record of our Class B common stock and 7 holders of record of our warrants.

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

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the year ended December 31, 2019 and for the period from October 22, 2018 (inception) through December 31, 2018. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

		For the period from
	For the year ended	October 22, 2018 (date of inception) to
	December 31, 2019	December 31, 2018
Statement of Operations Data:
Loss from operations	$(1,093,066)	$(2,565)
Interest income	12,602	10
Interest earned on restricted cash equivalents held in Trust Account	398,809
Gain on marketable securities (net), and dividends held in Trust Account	3,565,051	-
Income tax expense	(797,313)	-
Net income (loss)	$2,086,083	$(2,555)

Weighted average shares outstanding of Class A common stock	22,934,985	-
Basic and diluted net income per share, Class A	$0.13	$-
Weighted average shares outstanding of Class B common stock	5,750,000	5,000,000
Basic and diluted net loss per share, Class B	$(0.15)	$(0.00)

Cash Flow Data:
Net cash used in operating activities	(1,222,818)	(80)
Net cash provided by investing activities	3,565,051	-
Net cash provided by financing activities	232,028,660	37,124

	December 31,
	2019	2018
Balance Sheet Data:
Cash	$1,175,207	$37,044
Restricted cash equivalents held in Trust Account	$233,232,730	$-
Total assets	$234,584,340	$481,144
Total liabilities	$8,971,619	$458,699
Class A common stock, $0.0001 par value; 22,061,272 and -0- shares subject to possible redemption at $10 per share at December 31, 2019 and 2018, respectively	$220,612,720	$-
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$-	$-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 938,728 and -0- shares issued and outstanding (excluding 22,061,272 and -0- shares subject to possible redemption) at December 31, 2019 and 2018, respectively	$94	$-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2019 and 2018 (1)	$575	$575
Additional paid-in capital	$4,749,168	$24,425
Retained earnings (Accumulated deficit)	$250,164	$(2,555)
Total stockholders' equity	$5,000,001	$22,445

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Overview

We are a blank check company incorporated in Delaware on October 22, 2018 (date of inception) for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, it intends to focus our search for a target business in the diversified resources and industrial materials sectors. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. Our sponsor is RMG Sponsor, LLC, a Delaware limited liability company (the “sponsor”).

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

If we are unable to complete an initial business combination within 24 months from the closing of the initial public offering, or February 12, 2021 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and its Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Although we have no present intention to do so, at some point in the future we may ask our shareholders to approve an amendment to our charter that would extend the length of the Combination Period, but there are no assurances that such extension will be granted. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete the initial business combination within the prescribed time period.

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

For the year ended December 31, 2019, we had net income of approximately $2.1 million, which consisted of approximately $3.6 million in gain on money market funds and marketable securities (net), dividends and interest held in Trust Account, approximately $411,000 in interest income (of which approximately $399,000 was for interest earned on restricted cash equivalents held in Trust Account), offset by approximately $893,000 in general and administrative expenses, $200,000 in franchise tax expenses and approximately $797,000 in income tax expenses.

For the period from October 22, 2018 through December 31, 2018, we had net loss of approximately $2,600, which consisted mainly of general and administrative expenses.

Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution related to the Combination Period described above raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 12, 2021.

As of December 31, 2019, we had approximately $1.2 million in our operating bank account held outside of the Trust Account, and approximately $3.2 million of investment income earned on money market funds and marketable securities held in the Trust Account available to pay franchise tax and income tax obligations. We will use the funds available outside of the Trust Account primarily to meet our operating cash flow and working capital needs.

Through December 31, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares, approximately $153,000 received from our sponsor under Expenses Reimbursement arrangement, and the proceeds from the consummation of the private placement not held in the Trust Account. We fully repaid the loans from our sponsor in 2019. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing investment income earned on the Trust Account (less amounts released to us for taxes payable, expenses relating to the administration of the Trust Account and deferred underwriting commissions) to complete the Initial Business Combination.

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

Related Party Reimbursements and Loans

The sponsor agreed to cover expenses related to our formation and the initial public offering (“expenses reimbursement”), and expected to be reimbursed upon the completion of the initial public offering. We borrowed approximately $153,000 under the expenses reimbursement and fully repaid this amount to the related parties in 2019.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this annual report, as we have conducted no operations to date.

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

As of December 31, 2019 and 2018, the recorded values of cash and restricted cash equivalents held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2019, 22,061,272 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
D. James Carpenter	52	Chairman
Robert S. Mancini	62	Chief Executive Officer and Director
Philip Kassin	62	President and Chief Operating Officer and Director
W. Grant Gregory	79	Director
Craig Broderick	59	Director
W. Thaddeus Miller	69	Director
Steven P. Buffone	61	Director

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

Robert S. Mancini has been our Chief Executive Officer and a director since inception. From June 2018 to December 2018, Mr. Mancini served as a Senior Advisor to Carlyle Power Partners and was a Partner and a Managing Director with The Carlyle Group and head or co-head of Carlyle’s power investment business from December 2012 until June 2018. Prior to joining Carlyle, from June 1993 to December 2012, Mr. Mancini was an employee of Goldman Sachs & Co., and from November 1999 through December 2012 was a Managing Director at Goldman Sachs & Co. From December 2003 to December 2012, Mr. Mancini led or co-led Goldman Sach’s on-balance sheet power asset investment business. During that period Goldman Sachs conducted most of its power asset investment business through its wholly owned subsidiary, Cogentrix Energy LLC, where Mr. Mancini served in various capacities, including as the President, co-President and Chief Executive Officer and serving as a member of the board of directors. Mr. Mancini was instrumental in the formation of and Goldman’s entry into the power asset investment business in 2003 and he was also responsible for the creation of Goldman’s proprietary Commodities Principal Investment business in 2006, where he led investments on Goldman’s behalf in companies involved in the processing, production and logistics for a broad range of commodities including base, precious and specialty metals, oil, gas, coal and other energy related raw materials, as well as CO2 offsets and mitigation. Prior to 2003, Mr. Mancini was a member of the legal department where he eventually became the Deputy General Counsel of the Securities Division. During his tenure at Goldman, Mr. Mancini sat on several committees including the firm-wide Risk Committee, Operational Risk Committee, and Divisional Risk Committee, as well as several portfolio company boards. Prior to joining Goldman, Mr. Mancini spent nine years in private practice as a lawyer with Debevoise and Plimpton, where he established that firm’s derivatives practice. Mr. Mancini received his J.D. from New York University School of Law in 1984, where he was a member of Law Review, and received his B.A. degree from Binghamton University in 1980. Mr. Mancini is well qualified to serve on our Board due to his extensive investment experience in the power and broader commodities industries, his many years of management and leadership experience, as well as his service on several boards and committees throughout his career.

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

W. Thaddeus Miller is a member of our Advisory Board. W. Thaddeus Miller currently serves as Executive Vice Chairman and Chief Legal Officer of Calpine Corporation, one of the largest independent power producers (IPP) in the U.S. He joined Calpine in 2008 and helped lead its post-bankruptcy transition, numerous corporate and asset acquisitions and divestitures, and the recent public-to-private merger sale of Calpine to a private equity group, one of the largest take-private transaction in U.S. history. Mr. Miller has decades of legal and energy industry experience, including substantial experience over the last two decades in power sector mergers and acquisitions, operations and regulatory oversight. In 2006-7, as Executive Vice President and Chief Legal Officer of Texas Genco Inc., he helped lead the merger sale of a large privately held IPP to a public company, having also helped lead the acquisition of Texas Genco a year earlier by five major private equity firms, the largest private equity “club” transaction at the time. From 2002 to 2005, Mr. Miller was a consultant to Texas Pacific Group (now TPG), a private equity firm. From 1998 to 2002, he served as Executive Vice President and Chief Legal Officer of Orion Power, an IPP majority owned by Goldman Sachs, that acquired over 90 power plants in various transactions which he helped lead, as well the company’s IPO and subsequent merger sale. From 1994 to 1998, Mr. Miller was Vice President of Goldman Sachs & Co., where he focused on wholesale electric and other energy commodity trading. Before joining Goldman Sachs & Co., Mr. Miller was a partner with a New York law firm. Mr. Miller earned his Bachelor of Science degree from the United States Merchant Marine Academy, where he has served on the board of directors of the alumni association and foundation, and his Juris Doctor from St. John’s School of Law. In addition, he was an officer in the United States Coast Guard. Mr. Miller is well-qualified to serve as a member of the Board due to his extensive experience in mergers and acquisitions and public company management experience.

Steven P. Buffone is the Founder and Managing Director of Kenilworth Advisors, LLC, a legal and business consulting firm. From October 1984 until December 2017 Mr. Buffone served as an associate (through 1992) and then a partner at the Gibson, Dunn & Crutcher LLP law firm, working in the Firm’s Los Angeles, London and New York offices. He is a member of the New York and California bars and was active in Gibson Dunn’s management, having previously served as Co-Partner in Charge of the New York office, as a member of the Firm’s Executive Committee and as Co-Chair of the Firm’s Corporate Transactions Practice Group and Energy and Infrastructure Practice Group. Mr. Buffone is a corporate transactional lawyer who has represented clients in a wide variety of industries (over 40 different industries, from electric power and waste management to luxury goods and life sciences) in mergers and acquisitions, bank financings, public and private issuances of debt and equity securities, venture capital financings, corporate restructurings and bankruptcies, corporate governance matters and general corporate counseling. Mr. Buffone is a member of the Board of Directors of VOYANT, an automated brand activation marketplace and of CryptoTax, a cryptocurrency tax preparation platform. He is also on the Board of Advisors of Own The Room, a leader in learning and development training programs. He previously served on the Members Advisory Committee of Exclusive Resorts. Mr. Buffone is the Chairman of the Board of Advisors of Georgetown University’s School of Foreign Service, a member of Georgetown’s Board of Regents and a former member of Georgetown’s Board of Governors. Mr. Buffone is also on the Board of Directors of the not-for-profits Do Something.Org, Echoing Green and Blink Now. He is a Life Member of the Council of Foreign Relations. Mr. Buffone earned his B.S.F.S. in international economics, cum laude, from the Georgetown University School of Foreign Service and his J.D., cum laude, from the Cornell and Stanford Law Schools. Mr. Buffone is well-qualified to serve as a member of the Board due to his extensive experience in corporate governance and corporate transactions.

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

Number and Terms of Office of Officers and Directors

We currently have seven directors. Our Board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Buffone, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of W. Grant Gregory, W. Thaddeus Miller and Craig Broderick, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of D. James Carpenter, Robert S. Mancini and Philip Kassin, will expire at the third annual meeting of stockholders.

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

Director Independence

The NYSE listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our Board has determined that W. Grant Gregory, W. Thaddeus Miller, Steven P. Buffone and Craig Broderick are “independent directors” as defined by the NYSE listing standards and applicable SEC rules.

Committees of the Board of Directors

Our Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter approved by our Board with the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the Board. Steven P. Buffone, W. Grant Gregory and Craig Broderick serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules we are required to have at least three members of the audit committee, all of whom must be independent. Under NYSE listing standards and applicable SEC rules, our audit committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing, and consist of all independent members within one year of listing. Messrs. Gregory, Buffone and Broderick each meet the independent director standard under the NYSE’s listing standard and under Rule 10A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our Board has determined that Mr. Gregory qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent auditors;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the Board. Craig Broderick and W. Grant Gregory serve as members of our compensation committee. Under NYSE listing standards and applicable SEC rules our compensation committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing, and consist of all independent members within one year of listing. Mr. Gregory and Mr. Broderick meet the independent director standard under the NYSE listing standard, and Mr. Gregory serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
•	reviewing and approving on an annual basis the compensation of all of our other officers;
•	reviewing on an annual basis our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	if required, producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board. Craig Broderick and W. Thaddeus Miller serve as members of our nominating and corporate governance committee. Under NYSE listing standards and applicable SEC rules our nominating and corporate governance committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing, and consist of all independent members within one year of listing. Mr. Broderick and Mr. Miller meet the independent director standard under the NYSE listing standard, and Mr. Miller serves as chairman of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee is to assist the Board in:

•	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board;
•	developing, recommending to the Board and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of the company; and
•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2019, there were no delinquent filers except as follows: RMG Sponsor, LLC, which beneficially owns more than ten percent of our common stock, filed one late Form 4 reporting the acquisition of 4,898 warrants.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors that beneficially owns shares of our common stock
•	each of our Advisory Board members; and
•	all our officers and directors as a group.

In the table below, percentage ownership is based on 23,000,000 shares of our Class A common stock, which includes Class A common stock underlying the units sold in our initial public offering, and 5,750,000 shares of our Class B common stock outstanding as of March 13, 2020. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis. The table below does not include the shares of Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate Percentage
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Outstanding Common Stock
RMG Sponsor, LLC (our sponsor)(2)(3)	—	—	5,175,000	90%	18%
BlackRock, Inc. (4)	2,070,000	9.0%	383,333	6.6%	8.5%
Glazer Capital, LLC (5)	1,819,363	7.9%	—	—	6.3%
Periscope Capital Inc. (6)	1,718,300	7.5%	—	—	6.0%
Deutsche Bank AG (7)	1,691,700	7.4%	—	—	5.9%
AQR Capital Management, LLC (8)	1,449,896	6.3%	—	—	5.0%
D. James Carpenter(2)	—	—	5,175,000	90%	18%
Robert S. Mancini(2)	—	—	5,175,000	90%	18%
Philip Kassin(2)	—	—	5,175,000	90%	18%
W. Grant Gregory	—	—	—	—	—
W. Thaddeus Miller	—	—	—	—	—
Craig Broderick	—	—	—	—	—
Steven P. Buffone	—	—	—	—	—
Steven J. Gilbert	—	—	—	—	—
Edward Forst	—	—	—	—	—
All directors, officers and Advisory Board members as a group (9 individuals)(2)	—	—	5,175,000	90%	18%

*	less than 1%

1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o RMG Acquisition Corp., 1411 Broadway, 16th Floor, New York, NY 10018.

2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

3)	RMG Sponsor, LLC is the record holder of the shares reported herein. Each of our officers, directors and certain members of our Advisory Board is directly or indirectly, a member of RMG Sponsor, LLC. MKC Investments LLC is the sole managing member of RMG Sponsor, LLC, and Messrs. Carpenter, Mancini and Kassin are the managing members of MKC Investments LLC. As such, they may be deemed to have or share beneficial ownership of the Class B common stock held directly by RMG Sponsor, LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

4)	The registered holders of the referenced shares are funds and accounts under management by investment adviser subsidiaries of BlackRock, Inc. BlackRock, Inc. is the ultimate parent holding company of such investment adviser entities. On behalf of such investment adviser entities, the applicable portfolio managers, as managing directors of such entities, have voting and investment power over the shares held by the funds and accounts which are the registered holders of the referenced shares. Such portfolio managers expressly disclaim beneficial ownership of all shares held by such funds and accounts. The address of such funds and accounts, such investment adviser subsidiaries and such portfolio managers is 55 East 52nd Street, New York, NY 10055.

5)	According to a Schedule 13G filed with the SEC on February 14, 2020, Glazer Capital, LLC and Paul J. Glazer share voting and dispositive power with respect to 1,819,363 shares of Class A common stock held by certain funds and managed accounts to which Glazer Capital, LLC serves as investment manager. Paul J. Glazer serves as Managing Member of Glazer Capital, LLC. The business address of each stockholder is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

6)	According to a Schedule 13G filed with the SEC on February 14, 2020, Periscope Capital Inc., which is the beneficial owner of 1,223,500 shares of Class A common stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 494,800 shares of Class A common stock. The business address of each stockholder is 50 West 55th Street, Suite 30A, New York, New York 10019.

7)	According to a Schedule 13G filed with the SEC on February 13, 2020, Deutsche Bank AG and Deutsche Bank Securities Inc. share voting and dispositive power over 1,691,700 shares of Class A common stock of the Company. The business address of each stockholder is Taunusanlage 12, 60325 Frankfurt am Main, Federal Republic of Germany.

8)	According to a Schedule 13G/A filed with the SEC on February 18, 2020, AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and CNH Partners, LLC share voting and dispositive power over 1,449,896 shares of Class A common stock of the Company. AQR Absolute Return Master Account, L.P. and AQR Principal Global Asset Allocation, LLC share voting and dispositive power over 949,898 of such shares of Class A common stock of the Company. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. CNH Partners, LLC is deemed to be controlled by AQR Capital Management, LLC. AQR Capital Management, LLC, and CNH Partners, LLC act as investment manager to AQR Absolute Return Master Account, L.P. AQR Principal Global Asset Allocation, LLC is the general partner of AQR Absolute Return Master Account, L.P. The business address of each stockholder is Two Greenwich Plaza, Greenwich, CT 06830.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grant Thornton in connection with regulatory filings.  The aggregate fees of Grant Thornton related to audit and review services in connection with our initial public offering and regulatory filings totaled approximately $80,000 and $38,000 for the year ended December 31, 2019 and for the period from October 22, 2018 (date of inception) to December 31, 2018.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2019 and for the period from October 22, 2018 (date of inception) to December 31, 2018, we did not pay Grant Thornton any audit-related fees.

Tax Fees. We paid $10,600 and $0 to Grant Thornton for tax return services, planning and tax advice for the year ended December 31, 2019 and for the period from October 22, 2018 (date of inception) to December 31, 2018.

All Other Fees. We did not pay Grant Thornton for any other services for the year ended December 31, 2019 and for the period from October 22, 2018 (date of inception) to December 31, 2018.

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

RMG ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets as of December 31, 2019 and 2018	F-2

Statements of Operations for the year ended December 31, 2019 and for the period from October 22, 2018 (inception) through December 31, 2018	F-3

Statements of Changes in Stockholder’s Equity for the year ended December 31, 2019 and for the period from October 22, 2018 (inception) through December 31, 2018	F-4

Statements of Cash Flows for the year ended December 31, 2019 and for the period from October 22, 2018 (inception) through December 31, 2018	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RMG Acquisition Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of RMG Acquisition Corp. (a Delaware corporation) (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2019 and the period from October 22, 2018 (date of inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and the period from October 22, 2018 (date of inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will cease all operations, except for the purpose of winding up, redeeming all public shares outstanding and dissolving and liquidating in the event that the Company does not consummate an initial business combination by February 12, 2021. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

New York, New York

March 16, 2020

RMG ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2019	2018
Assets:
Current assets:
Cash	$1,175,207	$37,044
Prepaid expenses and other assets	176,403	32,152
Total current assets	1,351,610	69,196
Restricted cash equivalents held in Trust Account	233,232,730	-
Deferred offering costs associated with the initial public offering	-	411,948
Total Assets	$234,584,340	$481,144

Liabilities, Redeemable Class A Common Stock and Stockholders' Equity:
Current liabilities:
Accounts payable	$133,562	$21,218
Accrued expenses	50,000	22,100
Due to related parties	-	115,381
Franchise tax payable	200,000	-
Income tax payable	88,057	-
Total current liabilities	471,619	158,699
Deferred legal fees	450,000	300,000
Deferred underwriting commissions	8,050,000	-
Total liabilities	8,971,619	458,699

Commitments and contingencies
Class A common stock, $0.0001 par value; 22,061,272 and -0- shares subject to possible redemption at $10 per share at December 31, 2019 and 2018, respectively	220,612,720	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 938,728 and -0- shares issued and outstanding (excluding 22,061,272 and -0- shares subject to possible redemption) at December 31, 2019 and 2018, respectively	94	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2019 and 2018 (1)	575	575
Additional paid-in capital	4,749,168	24,425
Retained earnings (Accumulated deficit)	250,164	(2,555)
Total stockholders' equity	5,000,001	22,445
Total Liabilities, Redeemable Class A Common Stock and Stockholders' Equity	$234,584,340	$481,144

(1) This number includes up to 750,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 19, 2019, the over-allotment was exercised in full; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

RMG ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the period from
		October 22, 2018 (date of inception)
	For the year ended December 31, 2019	through December 31, 2018
General and administrative expenses	$893,066	$2,565
Franchise tax expense	200,000	-
Loss from operations	(1,093,066)	(2,565)
Interest income	12,602	10
Interest earned on restricted cash equivalents held in Trust Account	398,809	-
Gain on marketable securities (net), and dividends held in Trust Account	3,565,051	-
Income (loss) before income tax expense	2,883,396	(2,555)
Income tax expense	797,313	-
Net income (loss)	$2,086,083	$(2,555)

Weighted average shares outstanding of Class A common stock	22,934,985	-
Basic and diluted net income per share, Class A	$0.13	$-
Weighted average shares outstanding of Class B common stock	5,750,000	5,000,000
Basic and diluted net loss per share, Class B	$(0.15)	$(0.00)

(1) This number excludes an aggregate of up to 750,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 19, 2018, the over-allotment was exercised in full; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

RMG ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock					Retained Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - October 22, 2018 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(2,555)	(2,555)
Balance - December 31, 2018	-	$-	5,750,000	$575	$24,425	$(2,555)	$22,445
Issuance of Class B common stock to Anchor Investors	-	-	575,000	58	2,255	-	2,313
Forfeiture of Class B common stock from Sponsor	-	-	(575,000)	(58)	58	-	-
Sale of units in initial public offering, gross	23,000,000	2,300	-	-	229,997,700	-	230,000,000
Offering costs	-	-	-	-	(13,398,120)	-	(13,398,120)
Sale of private placement warrants to Sponsor and Anchor Investors in private placement	-	-	-	-	6,900,000	-	6,900,000
Class A common stock subject to possible redemption	(22,061,272)	(2,206)	-	-	(218,777,150)	(1,833,364)	(220,612,720)
Net income	-	-	-	-	-	2,086,083	2,086,083
Balance - December 31, 2019	938,728	94	5,750,000	575	4,749,168	250,164	5,000,001

(1) This number includes up to 750,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 19, 2019, the over-allotment was exercised in full; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

RMG ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the period from
		October 22, 2018 (date of inception)
	For the year ended December 31, 2019	through December 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$2,086,083	$(2,555)
Gain on marketable securities (net), and dividends held in Trust Account	(3,565,051)	-
Changes in operating assets and liabilities:
Prepaid expenses	(144,251)	(3,246)
Accounts payable	112,344	5,721
Franchise tax payable	200,000	-
Income tax payable	88,057	-
Net cash used in operating activities	(1,222,818)	(80)

Cash Flows from Investing Activities
Purchase of marketable securities held in Trust Account	(575,947,949)	-
Proceeds received from sales, redemptions and maturities of marketable securities held in Trust Account	579,513,000	-
Net cash provided by investing activities	3,565,051	-

Cash Flows from Financing Activities:
Proceeds received under loans from related parties	38,501	75,000
Repayment of amounts due to related parties	(153,882)	-
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from issuance of Class B common stock to anchor investors	2,313	-
Proceeds received from initial public offering, gross	230,000,000	-
Proceeds received from private placement	6,900,000	-
Offering costs paid	(4,758,272)	(62,876)
Net cash provided by financing activities	232,028,660	37,124

Net increase in cash and cash equivalents	234,370,893	37,044

Cash - beginning of the period	37,044	-
Cash and restricted cash equivalents held in Trust Account - end of the period	$234,407,937	$37,044

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$50,000	$22,100
Offering costs included in accounts payable	$-	$15,497
Offering costs included in loans from related parties	$-	$11,475
Prepaid and other expenses included in loans from related parties	$-	$28,906
Forfeiture of Class B common stock from Sponsor	$58	$-
Deferred underwriting commissions in connection with the initial public offering	$8,050,000	$-
Deferred legal fees in connection with the initial public offering	$150,000	$300,000
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$461,948	$-
Value of common stock subject to possible redemption	$220,612,720	$-

Supplemental cash flow disclosure:
Cash paid for income taxes	$709,257	$-

The accompanying notes are an integral part of these financial statements.

 Note 1 — Description of Organization, Business Operations and Basis of Presentation

RMG Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on October 22, 2018 (date of inception) for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, it intends to focus its search for a target business in the diversified resources and industrial materials sectors. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2019, the Company had not commenced any operations. All activity for the period from October 22, 2018 (date of inception) through December 31, 2019 relates to the Company’s formation, the preparation for the initial public offering (“Initial Public Offering”), and since the Initial Public Offering, the search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

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

The Company will provide its holders of the outstanding Class A common stock, par value $0.0001, sold in the Initial Public Offering (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Sponsor has agreed to waive its redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Sponsor and the Company’s officers and certain directors have agreed not to propose an amendment to the Company’s amended and restated certificate of incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Class A common stock in conjunction with any such amendment.

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

The Sponsor, officers and certain directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor, officers or directors acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters of the Initial Public Offering have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution related to the Combination Period described above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 12, 2021.

As of December 31, 2019, the Company had approximately $1.2 million in our operating bank account held outside of the Trust Account, and approximately $3.2 million of investment income earned on money market funds and marketable securities held in the Trust Account available to pay franchise tax and income tax obligations. The Company will use the funds available outside of the Trust Account primarily to meet the Company's operating cash flow and working capital needs.

Through December 31, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (as defined in Note 5), approximately $153,000 received from the Sponsor under Expenses Reimbursement arrangement, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the loans from the Sponsor in 2019. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing investment income earned on the Trust Account (less amounts released to the Company for taxes payable, expenses relating to the administration of the Trust Account and deferred underwriting commissions) to complete the Initial Business Combination.

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

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common stock, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A common stock outstanding for the period. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock and any working capital loans, by the weighted average number of Class B common stock outstanding for the periods presented.

The Company’s net income is adjusted for the portion of income that is attributable to Class A common stock subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted income per Class A common stock is calculated as follows:

		For the period from
	For the year ended	October 22, 2018 (date of inception)
	December 31, 2019	to December 31, 2018
Interest income on restricted cash equivalents held in Trust Account	$398,809	$-
Gain on marketable securities (net), and dividends held in Trust Account	3,565,051	-
Expenses available to be paid with interest income from Trust	(997,313)	-
Net income available to holders of Class A common stock	2,966,547	-

Net income (loss)	2,086,083	$(2,555)
Less: Income attributable to Class A common stock	(2,966,547)	-
Net loss attributable to holders of Class B common stock	$(880,464)	$(2,555)

Weighted average shares outstanding of Class A common stock	22,934,985	-
Basic and diluted net income per share, Class A	$0.13	$-
Weighted average shares outstanding of Class B common stock	5,750,000	5,000,000
Basic and diluted net loss per share, Class B	$(0.15)	$(0.00)

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, restricted cash equivalents held in the Trust Account, and marketable securities held in the Trust Account. Cash and restricted cash equivalents are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. As of December 31, 2019, the balance of restricted cash equivalents held in the Trust Account are comprised entirely of an investment in a single money market fund which invests all of its assets in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury. As of December 31, 2019, the Company had no investments in marketable securities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $233.2 million and $0 in restricted cash equivalents held in the Trust Account as of December 31, 2019 and 2018, respectively.

The following table provides a reconciliation of cash and cash equivalents reported within the financial statements:

	December 31,
	2019	2018
Cash	$1,175,207	$37,044
Restricted cash equivalents held in Trust Account	233,232,730	-
Total cash and restricted cash equivalents held in Trust Account shown in the statement of cash flows	$234,407,937	$37,044

Marketable Securities Held in the Trust Account

At times, the Company invests in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in the Trust Account in the accompanying statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information. As of December 31, 2019, the Company had no investments in marketable securities.

Fair Value of Financial Instruments

Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value (see Note 8):

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

As of December 31, 2019 and 2018, the recorded values of cash and restricted cash equivalents held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred of approximately $13.4 million that are directly related to the Initial Public Offering. These costs were charged to stockholders’ equity upon the completion of the Initial Public Offering in February 2019. As of December 31, 2019 and 2018, the Company had $50,000 and $22,100 of accrued offering costs in the accompanying balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management has determined that a full valuation allowance on the deferred tax asset (related to start up costs) is appropriate at this time after consideration of all available positive and negative evidence related to the realization of the deferred tax asset.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019 and 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2019, 22,061,272 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

 In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Related Party Reimbursements and Loans

The Sponsor and the management agreed to cover for certain general and administrative expenses and offering costs in connection with the Initial Public Offering (“Expenses Reimbursement”), and expected to be reimbursed upon the completion of the Initial Public Offering. The Company borrowed approximately $153,000 under the Expenses Reimbursement and fully repaid this amount to the related parties in 2019.

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

Lease Agreement

In November 2018, the Company entered into a lease agreement for its office space in New York starting in January 2019, which called for a monthly rent of $10,000 and a security deposit of $20,000. Effective December 2019, the Company entered into an annual lease agreement for its new office space. The agreement called for a security deposit of approximately $12,000 and a monthly rent of approximately $8,000.

As of December 31, 2019 and 2018, approximately $32,000 related to the security deposit was recorded in Prepaid expenses and other assets. For the year ended December 31, 2019, the Company recorded rent expense of approximately $105,000 in the accompanying statements of operations.

Deferred legal fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the legal counsel agreed to defer all fees until the closing of a Business Combination. As of December 31, 2019 and 2018, the Company recorded an aggregate of $450,000 and $300,000 in connection with such arrangement in deferred legal fees in the accompanying balance sheet, respectively.

Litigations

To our knowledge, there is no litigation currently pending or contemplated against the Company, any of its officers or directors in their capacity as such or against any of the Company’s property. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability, if any, related to pending claims and litigation.

Note 7 — Stockholder’s Equity

Common stock

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. There were no shares of Class A common stock issued and outstanding as of December 31, 2018. As of December 31, 2019, there were 23,000,000 shares of Class A common stock issued or outstanding, including 22,061,272 share of Class A common stock subject to possible redemption.

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 17, 2018, the Company effectuated an 0.8-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 5,750,000 Founder Shares. As of December 31, 2018, there were 5,750,000 shares of Class B common stock outstanding. Of the 5,750,000 Class B common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the holders of the Company’s Class B common stock would have collectively owned 20.0% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 19, 2019, the underwriters fully exercised its over-allotment option; thus, 750,000 shares of Class B common stock were no longer subject to forfeiture. As a result, there were 5,750,000 shares of Class B common stock outstanding as of December 31, 2019.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
U.S. Treasury Securities	$-	$-	$-
Cash equivalents - money market funds	233,232,730	-	-
	$233,232,730	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2019.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 9 — Income Taxes

The income tax provision (benefit) consists of the following:

For the period from
	For the year ended	October 22, 2018 (date of inception)
	December 31, 2019	to December 31, 2018
Current
Federal	$793,057	$-
State	-	-
Deferred
Federal	-	-
State	-	-
Valuation allowance	-	-
Income tax provision	$793,057	$-

The Company’s net deferred tax assets are as follows:

	December 31,
	2019	2018
Deferred tax assets:
StartUp/Organization Costs	$185,966	$539
Total deferred tax assets	185,966	539
Valuation allowance	(185,966)	(539)
Deferred tax asset, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2019 and 2018, the valuation allowance was approximately $186,000 and $500, respectively.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	December 31,
	2019	2018
Statutory Federal income tax rate	21.0%	21.0%
Meals & entertainment	0.1%	0.0%
Change in fair value of warrant liabilities	0.0%	0.0%
Change in Valuation Allowance	6.4%	(21.0)%
Income Taxes Provision (Benefit)	27.5%	0.0%

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated February 7, 2019. (1)
3.2	Bylaws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated February 7, 2019, between the Company and American Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of registered securities
10.1	Letter Agreement, dated February 7, 2019, among the Company, its officers and certain of its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated February 7, 2019, between the Company and American Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated February 7, 2019, among the Company and certain security holders named therein. (1)
10.4	Indemnity Agreement, dated February 7, 2019, between the Company and Robert S. Mancini. (1)
10.5	Indemnity Agreement, dated February 7, 2019, between the Company and Philip Kassin. (1)
10.6	Indemnity Agreement, dated February 7, 2019, between the Company and D. James Carpenter. (1)
10.7	Indemnity Agreement, dated February 7, 2019, between the Company and W. Grant Gregory. (1)
10.8	Indemnity Agreement, dated February 7, 2019, between the Company and Steven J. Gilbert. (1)
10.9	Indemnity Agreement, dated February 7, 2019, between the Company and Edward Forst. (1)
10.10	Indemnity Agreement, dated February 19, 2019, between the Company and Craig Broderick. (3)
10.11	Indemnity Agreement, dated December 30, 2019, between the Company and W. Thaddeus Miller. (4)
10.12	Indemnity Agreement, dated February 5, 2020, between the Company and Steven P. Buffone. (5)
10.13	Securities Subscription Agreement, dated November 6, 2018, between RMG Acquisition Corp. and RMG Sponsor, LLC. (2)
10.14	Amendment No. 1 to the Securities Subscription Agreement, dated January 16, 2019, between RMG Acquisition Corp. and RMG Sponsor, LLC. (2)
10.15	Form of Subscription Agreement, among RMG Acquisition Corp., RMG Sponsor, LLC and the purchaser party thereto. (2)
31.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 12, 2019.

(2)	Incorporated by reference to the Company’s Form S-1, initially filed with the SEC on December 17, 2018.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 19, 2019.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 30, 2019.

(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 6, 2020.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2020	RMG Acquisition Corp.

	By:	/s/ Robert S. Mancini
	Name:	Robert S. Mancini
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ D. James Carpenter	Chairman of the Board	March 16, 2020
D. James Carpenter

Chief Executive Officer and Director
/s/ Robert S. Mancini	(Principal Executive Officer, Principal Financial	March 16, 2020
Robert S. Mancini	Officer and Principal Accounting Officer)

/s/ Philip Kassin	President, Chief Operating Officer and Director	March 16, 2020
Philip Kassin

/s/ Steven P. Buffone	Director	March 16, 2020
Steven P. Buffone

/s/ W. Grant Gregory	Director	March 16, 2020
W. Grant Gregory

/s/ W. Thaddeus Miller	Director	March 16, 2020
W. Thaddeus Miller

/s/ Craig Broderick	Director	March 16, 2020
Craig Broderick