Form 10-Q
period 2020-03-31
RMG Acquisition Corp.
filed 2020-05-11
CIK 1757932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act: None

As of May 11, 2020, 23,000,000 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

RMG ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RMG ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
Assets:
Current assets:
Cash	$846,031	$1,175,207
Prepaid expenses and other assets	187,628	176,403
Total current assets	1,033,659	1,351,610
Restricted cash equivalents held in Trust Account	234,085,189	233,232,730
Total Assets	$235,118,848	$234,584,340

Liabilities, Redeemable Class A Common Stock and Stockholders' Equity:
Current liabilities:
Accounts payable	$40,869	$133,562
Accrued expenses	55,000	50,000
Franchise tax payable	250,050	200,000
Income tax payable	37,833	88,057
Total current liabilities	383,752	471,619
Deferred legal fees	450,000	450,000
Deferred underwriting commissions	8,050,000	8,050,000
Total Liabilities	8,883,752	8,971,619

Commitments and contingencies
Class A common stock, $0.0001 par value; 22,123,509 and 22,061,272 shares subject to possible redemption at $10 per share at March 31, 2020 and December 31, 2019, respectively	221,235,090	220,612,720

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 876,491 and 938,728 shares issued and outstanding (excluding 22,123,509 and 22,061,272 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	88	94
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	575	575
Additional paid-in capital	6,212,887	4,749,168
(Accumulated deficit) Retained earnings	(1,213,544)	250,164
Total stockholders' equity	5,000,006	5,000,001
Total Liabilities, Redeemable Class A Common Stock and Stockholders' Equity	$235,118,848	$234,584,340

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2020	2019
General and administrative expenses	$231,167	$196,035
Franchise tax expense	50,169	50,000
Loss from operations	(281,336)	(246,035)
Interest income	1,078	2,730
Interest earned on restricted cash equivalents held in Trust Account	852,459	933
Gain on marketable securities (net), and dividends held in Trust Account	-	705,214
Income before income tax expense	572,201	462,842
Income tax (benefit) expense	(50,174)	137,848
Net income	$622,375	$324,994

Weighted average shares outstanding of Class A common stock	23,000,000	22,562,500
Basic and diluted net income per share, Class A	$0.04	$0.02
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000
Basic and diluted net loss per share, Class B	$(0.04)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2020
	Common Stock					Retained Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2019	938,728	$94	5,750,000	$575	$4,749,168	$250,164	$5,000,001
Class A common stock subject to possible redemption	(62,237)	(6)	-	-	1,463,719	(2,086,083)	(622,370)
Net income	-	-	-	-	-	622,375	622,375
Balance - March 31, 2020 (unaudited)	876,491	$88	5,750,000	$575	$6,212,887	$(1,213,544)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$622,375	$324,994
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities (net), and dividends held in Trust Account	-	(705,214)
Changes in operating assets and liabilities:
Prepaid expenses	(11,225)	(206,820)
Accounts payable	(92,693)	153,717
Accrued expenses	5,000	5,000
Due to related parties	-	(40,381)
Franchise tax payable	50,050	50,000
Income tax payable	(50,224)	137,791
Net cash provided by (used in) operating activities	523,283	(280,913)

Cash Flows from Investing Activities
Purchase of marketable securities held in Trust Account	-	(228,997,905)
Net cash used in investing activities	-	(228,997,905)

Cash Flows from Financing Activities:
Proceeds received under loans from related parties	-	38,501
Repayment of amounts due to related parties	-	(113,501)
Proceeds from issuance of Class B common stock to anchor investors	-	2,313
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds received from private placement	-	6,900,000
Offering costs paid	-	(4,600,000)
Net cash provided by financing activities	-	232,227,313

Net increase in cash and cash equivalents	523,283	2,948,495

Cash and restricted cash equivalents held in Trust Account - beginning of the period	234,407,937	37,044
Cash and restricted cash equivalents held in Trust Account - end of the period	$234,931,220	$2,985,539

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$-	$185,000
Offering costs included in accounts payable	$-	$73,272
Prepaid expenses included in accrued expenses	$-	$76,426
Forfeiture of Class B common stock from Sponsor	$-	$58
Deferred underwriting commissions in connection with the initial public offering	$-	$8,050,000
Deferred legal fees in connection with the initial public offering	$-	$150,000
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$-	$670,220
Value of common stock subject to possible redemption	$622,370	$218,801,630

Supplemental cash flow disclosure:
Cash paid for income taxes	$50	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP.

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

As of March 31, 2020, the Company had not commenced any operations. All activity for the period from October 22, 2018 (date of inception) through March 31, 2020 relates to the Company’s formation, the preparation for the initial public offering (“Initial Public Offering”), and since the Initial Public Offering, the search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

 Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020.

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

Going Concern Consideration

As of March 31, 2020, the Company had approximately $846,000 in its operating bank account held outside of the Trust Account, and approximately $4.1 million of investment income earned on money market funds and marketable securities held in the Trust Account available to pay franchise tax and income tax obligations. The Company will use the funds available outside of the Trust Account primarily to meet the Company's operating cash flow and working capital needs.

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Through March 31, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (as defined in Note 5), approximately $153,000 received from the Sponsor under Expenses Reimbursement arrangement, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the loans from the Sponsor in 2019. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing investment income earned on the Trust Account (less amounts released to the Company for taxes payable, expenses relating to the administration of the Trust Account and deferred underwriting commissions) to complete the Initial Business Combination.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

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

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common stock, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock and any working capital loans, by the weighted average number of Class B common stock outstanding for the periods presented.

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s net income is adjusted for the portion of income that is attributable to Class A common stock subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted income per Class A common stock is calculated as follows:

	For the Three Months Ended March 31,
	2020	2019
Interest income on restricted cash equivalents held in Trust Account	$852,459	933
Gain on marketable securities (net), and dividends held in Trust Account	-	705,214
Tax expenses available to be paid with interest income from Trust	5	(187,848)
Net income available to holders of Class A common stock	852,464	518,299

Net income	622,375	$324,994
Less: Income attributable to Class A common stock	(852,464)	(518,299)
Net loss attributable to holders of Class B common stock	$(230,089)	$(193,305)

Weighted average shares outstanding of Class A common stock	23,000,000	22,562,500
Basic and diluted net income per share, Class A	$0.04	$0.02
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000
Basic and diluted net loss per share, Class B	$(0.04)	$(0.03)

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, restricted cash equivalents held in the Trust Account, and marketable securities held in the Trust Account. Cash and restricted cash equivalents are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. As of December 31, 2019, the balance of restricted cash equivalents held in the Trust Account are comprised entirely of an investment in a single money market fund which invests all of its assets in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury. As of March 31, 2020, the Company had no investments in marketable securities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $234.1 million and $233.2 million in restricted cash equivalents held in the Trust Account as of March 31, 2020 and December 31, 2019, respectively.

The following table provides a reconciliation of cash and cash equivalents reported within the financial statements:

	March 31, 2020	December 31, 2019
Cash	$846,031	$1,175,207
Restricted cash equivalents held in Trust Account	234,085,189	233,232,730
Total cash and restricted cash equivalents held in Trust Account shown in the statement of cash flows	$234,931,220	$234,407,937

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Marketable Securities Held in the Trust Account

At times, the Company invests in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in the Trust Account in the accompanying statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information. As of March 31, 2020 and December 31, 2019, the Company had no investments in marketable securities.

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

As of March 31, 2020 and December 31, 2019, the recorded values of cash and restricted cash equivalents held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred of approximately $13.4 million that are directly related to the Initial Public Offering. These costs were charged to stockholders’ equity upon the completion of the Initial Public Offering in February 2019. As of March 31, 2020 and December 31, 2019, the Company had $50,000 of accrued offering costs in the accompanying balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management has determined that a full valuation allowance on the deferred tax asset (related to start-up costs) is appropriate at this time after consideration of all available positive and negative evidence related to the realization of the deferred tax asset.

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 22,123,509 and 22,061,272 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this guidance. As a result, the warrants issued in February 2019, in connection with the Initial Public Offering and Private Placement, were equity-classified.

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

RMG ACQUISITION CORP.

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

As of March 31, 2020 and December 31, 2019, approximately $12,000 and $32,000 related to the security deposit was recorded in Prepaid expenses and other assets, respectively. For the three months ended March 31, 2020 and 2019, the Company recorded rent expense of approximately $23,000 and $30,000 in the accompanying statements of operations, respectively.

Deferred legal fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the legal counsel agreed to defer all fees until the closing of a Business Combination. As of March 31, 2020 and December 31, 2019, the Company recorded an aggregate of $450,000 in connection with such arrangement in deferred legal fees in the accompanying balance sheet, respectively.

Litigation

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 — Stockholder’s Equity

Common stock

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2020 and December 31, 2019, there were 23,000,000 shares of Class A common stock issued or outstanding, including 22,123,509 and 22,061,272 share of Class A common stock subject to possible redemption, respectively.

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 17, 2018, the Company effectuated an 0.8-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 5,750,000 Founder Shares. Of the 5,750,000 Class B common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the holders of the Company’s Class B common stock would have collectively owned 20.0% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 19, 2019, the underwriters fully exercised its over-allotment option; thus, 750,000 shares of Class B common stock were no longer subject to forfeiture. As a result, there were 5,750,000 shares of Class B common stock outstanding as of March 31, 2020 and December 31, 2019.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

RMG ACQUISITION CORP.

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2020

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
U.S. Treasury Securities	$-	$-	$-
Cash equivalents - money market funds	234,085,189	-	-
	$234,085,189	$-	$-

December 31, 2019

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
U.S. Treasury Securities	$-	$-	$-
Cash equivalents - money market funds	233,232,730	-	-
	$233,232,730	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for three months ended March 31, 2020.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to select an appropriate target business or businesses in the diversified resources and industrial materials sectors, including the chemicals, energy services and alternatives, environmental services, metals and power sectors;

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses in the diversified resources and industrial materials sectors;

•	failure to maintain the listing on, or the delisting of our securities from, the New York Stock Exchange (the “NYSE”) or an inability to have our securities listed on NYSE or another national securities exchange following our initial business combination;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of the proceeds that are not held in the Trust Account or that become available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance; or

•	our expectation regarding the impact of COVID-19.

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

For the three months ended March 31, 2020, we had net income of approximately $622,000, which consisted of approximately $854,000 in interest income (of which approximately $852,000 was for interest earned on restricted cash equivalents held in Trust Account), a tax benefit of approximately $50,000, offset by approximately $231,000 in general and administrative expenses.

For the three months ended March 31, 2019, we had net income of approximately $325,000, which consisted of approximately $705,000 in gain on marketable securities (net), and dividends held in Trust Account, $3,700 in interest income (of which approximately $900 was for interest earned on restricted cash equivalents held in Trust Account), offset by approximately $384,000 in general and administrative and tax expenses.

Going Concern Consideration

As of March 31, 2020, we had approximately $846,000 in our operating bank account held outside of the Trust Account, and approximately $4.1 million of investment income earned on money market funds and marketable securities held in the Trust Account available to pay franchise tax and income tax obligations. We will use the funds available outside of the Trust Account primarily to meet our operating cash flow and working capital needs.

Through March 31, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares, approximately $153,000 received from our sponsor under Expenses Reimbursement arrangement, and the proceeds from the consummation of the private placement not held in the Trust Account. We fully repaid the loans from our sponsor in 2019. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing investment income earned on the Trust Account (less amounts released to us for taxes payable, expenses relating to the administration of the Trust Account and deferred underwriting commissions) to complete the Initial Business Combination.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected.

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

In addition, in order to finance transaction costs in connection with an initial business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). If we complete an initial business combination, we would repay the working capital loans out of the proceeds held in the Trust Account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post initial business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. To date, except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this annual report, as we have conducted no operations to date.

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

As of March 31, 2020 and December 31, 2019, the recorded values of cash and restricted cash equivalents held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 22,123,509 and 22,061,272 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our Annual Report on Form 10-K filed with the SEC on March 16, 2020 under the sections entitled Forward-Looking Statements and Risk Factors, except for the addition of the following risk factor.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Indemnity Agreement, dated February 5, 2020, between the Company and Steven P. Buffone.(1)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company's Form 8-K, filed with the SEC on February 6, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2020	RMG Acquisition Corp.

	By:	/s/ Robert S. Mancini
	Name:	Robert S. Mancini
	Title:	Chief Executive Officer
(Principal Executive Officer)

