Form 10-Q
period 2020-06-30
RMG Acquisition Corp.
filed 2020-08-06
CIK 1757932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A common stock, $0.0001 par value, and one-third of one warrant to purchase one Class A common stock	RMG	New York Stock Exchange
Class A common stock, par value $0.0001 per share	RMG.UN	New York Stock Exchange
Warrants to purchase Class A common stock	RMG.WT	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

As of August 6, 2020, 23,000,000 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

RMG ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RMG ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)

Assets:
Current assets:
Cash	$712,980	$1,175,207
Prepaid expenses and other assets	136,324	176,403
Total current assets	849,304	1,351,610
Restricted cash equivalents held in Trust Account	234,150,965	233,232,730
Total Assets	$235,000,269	$234,584,340

Liabilities, Redeemable Class A Common Stock and Stockholders’ Equity:
Current liabilities:
Accounts payable	$35,505	$133,562
Accrued expenses	56,550	50,000
Franchise tax payable	100,050	200,000
Income tax payable	36,157	88,057
Total current liabilities	228,262	471,619
Deferred legal fees	450,000	450,000
Deferred underwriting commissions	8,050,000	8,050,000
Note payable	41,666	—
Total liabilities	8,769,928	8,971,619

Commitments and contingencies
Class A common stock, $0.0001 par value; 22,123,034 and 22,061,272 shares subject to possible redemption at $10 per share at June 30, 2020 and 2019 respectively	221,230,340	220,612,720

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 876,966 and 938,728 shares issued and outstanding (excluding 22,123,034 and 22,061,272 shares subject to possible redemption) at June 30, 2020 and 2019 respectively	88	94
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2020 and 2019	575	575
Additional paid-in capital	6,840,012	4,749,168
Retained earnings (Accumulated deficit)	(1,840,674)	250,164
Total stockholders’ equity	5,000,001	5,000,001
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Equity	$235,000,269	$234,584,340

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
General and administrative expenses	$228,611	$261,381	$459,778	$457,416
Franchise tax expense	50,000	50,000	100,169	100,000
Loss from operations	(278,611)	(311,381)	(559,947)	(557,416)
Interest income	20	10,223	1,098	13,886
Interest earned on restricted cash equivalents held in Trust Account	272,160	—	1,124,619	—
Gain on marketable securities (net), and dividends held in Trust Account	—	1,452,219	—	2,157,433
(Loss) income before income tax expense (benefit)	(6,431)	1,151,061	565,770	1,613,903
Income tax expense (benefit)	(1,676)	298,286	(51,850)	436,134
Net (loss) income	$(4,755)	$852,775	$617,620	$1,177,769

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000	23,000,000	22,848,921
Basic and diluted net income per share, Class A	$0.01	$0.05	$0.05	$0.07
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per share, Class B	$(0.04)	$(0.04)	$(0.08)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Retained
	Common Stock					Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2019	938,728	$94	5,750,000	$575	$4,749,168	$250,164	$5,000,001
Class A common stock subject to possible redemption	(62,237)	(6)	—	—	1,463,719	(2,086,083)	(622,370)
Net income	—	—	—	—	—	622,375	622,375
Balance - March 31, 2020	876,491	88	5,750,000	575	6,212,887	(1,213,544)	5,000,006
Class A common stock subject to possible redemption	475	—	—	—	627,125	(622,375)	4,750
Net income	—	—	—	—	—	(4,755)	(4,755)
Balance - June 30, 2020	876,966	$88	5,750,000	$575	$6,840,012	$(1,840,674)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net income	$617,620	$1,177,769
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on marketable securities (net), and dividends held in Trust Account	—	(2,157,433)
Changes in operating assets and liabilities:
Prepaid expenses	40,079	(218,813)
Accounts payable	(98,057)	108,381
Accrued expenses	6,550	—
Due to related parties	—	(40,381)
Franchise tax payable	(99,950)	100,000
Income tax payable	(51,900)	434,977
Net cash provided by (used in) operating activities	414,342	(595,500)

Cash Flows from Investing Activities
Purchase of marketable securities held in Trust Account	—	(344,186,350)
Proceeds received from sales, redemptions and maturities of marketable securities held in Trust Account	—	115,189,000
Net cash provided by investing activities	—	(228,997,350)

Cash Flows from Financing Activities:
Proceeds received under loans from related parties	—	38,501
Repayment of amounts due to related parties	—	(113,501)
Proceeds from issuance of Class B common stock to anchor investors	—	2,313
Proceeds received from initial public offering, gross	—	230,000,000
Proceeds received from private placement	—	6,900,000
Proceeds received under PPP loan from Small Business Administration	41,666	—
Offering costs paid	—	(4,758,272)
Net cash provided by financing activities	41,666	232,069,041

Net increase in cash and cash equivalents	456,008	2,476,191

Cash - beginning of the period	234,407,937	37,044
Cash and restricted cash equivalents held in Trust Account - end of the period	$234,863,945	$2,513,235

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$100,000
Forfeiture of Class B common stock from Sponsor	$—	$58
Deferred underwriting commissions in connection with the initial public offering	$—	$8,050,000
Deferred legal fees in connection with the initial public offering	$—	$150,000
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$—	$670,220
Value of common stock subject to possible redemption	$617,620	$219,654,400

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from October 22, 2018 (date of inception) through June 30, 2020 relates to the Company’s formation, the preparation for the initial public offering (“Initial Public Offering”), and since the Initial Public Offering, the search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

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

RMG ACQUISITION CORP.

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020.

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Going Concern Consideration

As of June 30, 2020, the Company had approximately $713,000 in its operating bank account held outside of the Trust Account, and approximately $4.2 million of investment income earned on money market funds and marketable securities held in the Trust Account available to pay franchise tax and income tax obligations. The Company will use the funds available outside of the Trust Account primarily to meet the Company's operating cash flow and working capital needs.

Through June 30, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (as defined in Note 6), approximately $153,000 received from the Sponsor under Expenses Reimbursement arrangement in 2019 (see Note 6), the proceeds from the consummation of the Private Placement not held in the Trust Account and the loan proceeds under the PPP Note (see Note 5) received in June 2020. The Company fully repaid the loans from the Sponsor in 2019. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing investment income earned on the Trust Account (less amounts released to the Company for taxes payable, expenses relating to the administration of the Trust Account and deferred underwriting commissions) to complete the Initial Business Combination.

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s net income is adjusted for the portion of income that is attributable to Class A common stock subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted income per Class A common stock is calculated as follows:

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest income on restricted cash equivalents held in Trust Account	$272,160	$5,771	$1,124,619	$6,704
Gain on marketable securities (net), and dividends held in Trust Account	—	1,452,219	—	2,157,433
Expenses available to be paid with interest income from Trust	(48,324)	(348,286)	(48,319)	(536,134)
Net income available to holders of Class A common stock	223,836	1,109,704	1,076,300	1,628,003

Net (loss) income	(4,755)	852,775	617,620	1,177,769
Less: Income attributable to Class A common stock	(223,836)	(1,109,704)	(1,076,300)	(1,628,003)
Net loss attributable to holders of Class B common stock	$(228,591)	$(256,929)	$(458,680)	$(450,234)

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000	23,000,000	22,848,921
Basic and diluted net income per share, Class A	$0.01	$0.05	$0.05	$0.07
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per share, Class B	$(0.04)	$(0.04)	$(0.08)	$(0.08)

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, restricted cash equivalents held in the Trust Account, and marketable securities held in the Trust Account. Cash and restricted cash equivalents are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. As of December 31, 2019, the balance of restricted cash equivalents held in the Trust Account are comprised entirely of an investment in a single money market fund which invests all of its assets in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury. As of June 30, 2020, the Company had no investments in marketable securities.

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $234.2 million and $233.2 million in restricted cash equivalents held in the Trust Account as of June 30, 2020 and December 31, 2019, respectively.

The following table provides a reconciliation of cash and cash equivalents reported within the financial statements:

	June 30, 2020	December 31, 2019
Cash	$712,980	$1,175,207
Restricted cash equivalents held in Trust Account	234,150,965	233,232,730
Total cash and restricted cash equivalents held in Trust Account shown in the statement of cash flows	$234,863,945	$234,407,937

Marketable Securities Held in the Trust Account

At times, the Company invests in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in the Trust Account in the accompanying statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information. As of June 30, 2020, and December 31, 2019, the Company had no investments in marketable securities.

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

As of June 30, 2020, and December 31, 2019, the recorded values of cash and restricted cash equivalents held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred of approximately $13.4 million that are directly related to the Initial Public Offering. These costs were charged to stockholders’ equity upon the completion of the Initial Public Offering in February 2019. As of June 30, 2020 and December 31, 2019, the Company had $50,000 of accrued offering costs in the accompanying balance sheets.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 22,123,034 and 22,061,272 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 5 — Notes Payable

On June 24, 2020, the Company received loan proceeds in the amount of $41,666 under the Paycheck Protection Program (“PPP Note”) from Canandaigua National Bank & Trust (“Lender”). The PPP Note was established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The PPP Note bears interest at 1.00% per annum, payable monthly beginning October 18, 2021, and is due on June 18, 2025. The PPP Note may be repaid at any time without penalty. Under the Payroll Protection Program, the Company will be eligible for loan forgiveness up to the full amount of the PPP Note and any accrued interest as the borrower uses the loan proceeds for eligible purposes,

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

including payroll, benefits, rent, and utilities, and maintains its payroll levels. No assurance is provided that the Company will obtain forgiveness under the PPP Note in whole or in part. The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note.

Note 6 — Related Party Transactions

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

Note 7 — Commitments & Contingencies

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Lease Agreement

In November 2018, the Company entered into a lease agreement for its office space in New York starting in January 2019, which called for a monthly rent of $10,000 and a security deposit of $20,000. Effective December 2019, the Company entered into an annual lease agreement for its new office space. The agreement called for a security deposit of approximately $12,000 and a monthly rent of approximately $8,000. In May 2020, the Company cancelled the lease and is expected to receive the security deposit back during the third quarter of 2020.

As of June 30, 2020, and December 31, 2019, approximately $12,000 and $32,000 related to the security deposit was recorded in Prepaid expenses and other assets, respectively. For the three months ended June 30, 2020 and 2019, the Company recorded rent expense of approximately $38,000 and $32,000 in the accompanying statements of operations, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded rent expense of approximately $61,000 and $61,000 in the accompanying statements of operations, respectively.

Deferred legal fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the legal counsel agreed to defer all fees until the closing of a Business Combination. As of June 30, 2020, and December 31, 2019, the Company recorded an aggregate of $450,000 in connection with such arrangement in deferred legal fees in the accompanying balance sheet, respectively.

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 — Stockholder’s Equity

Common stock

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2020, and December 31, 2019, there were 23,000,000 shares of Class A common stock issued or outstanding, including 22,123,034 and 22,061,272 share of Class A common stock subject to possible redemption, respectively.

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 17, 2018, the Company effectuated an 0.8-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 5,750,000 Founder Shares. Of the 5,750,000 Class B common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the holders of the Company’s Class B common stock would have collectively owned 20.0% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 19, 2019, the underwriters fully exercised its over-allotment option; thus, 750,000 shares of Class B common stock were no longer subject to forfeiture. As a result, there were 5,750,000 shares of Class B common stock outstanding as of June 30, 2020 and December 31, 2019.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported last sale price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2020	Quoted Prices in
	Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
U.S. Treasury Securities	$—	$—	$—
Cash equivalents - money market funds	234,150,965	—	—
	$234,150,965	$—	$—

December 31, 2019	Quoted Prices in
	Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
U.S. Treasury Securities	$—	$—	$—
Cash equivalents - money market funds	233,232,730	—	—
	$233,232,730	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for three and six months ended June 30, 2020.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

◾	our ability to select an appropriate target business or businesses in the diversified resources and industrial materials sectors, including the chemicals, energy services and alternatives, environmental services, metals and power sectors;
◾	our ability to complete our initial business combination;
◾	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
◾	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
◾	our potential ability to obtain additional financing to complete our initial business combination;
◾	our pool of prospective target businesses in the diversified resources and industrial materials sectors;
◾	failure to maintain the listing on, or the delisting of our securities from, the New York Stock Exchange (the “NYSE”) or an inability to have our securities listed on NYSE or another national securities exchange following our initial business combination;
◾	the ability of our officers and directors to generate a number of potential investment opportunities;
◾	our public securities’ potential liquidity and trading;
◾	the lack of a market for our securities;
◾	the use of the proceeds that are not held in the Trust Account or that become available to us from interest income on the Trust Account balance;
◾	the Trust Account not being subject to claims of third parties;

◾	our financial performance; or
◾	our expectation regarding the impact of COVID-19.

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

For the three months ended June 30, 2020, we had a net loss of approximately $5,000, which consisted of approximately $272,000 interest income (of which approximately all was for interest earned on restricted cash equivalents held in Trust Account), offset by approximately $229,000 in general and administrative expenses and $50,000 in franchise tax expense.

For the three months ended June 30, 2019, we had net income of approximately $853,000, which consisted of approximately $1.5 million in net gains, dividends and interest income from marketable securities held in Trust Account, offset by approximately $261,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $298,000 in income tax expense

For the six months ended June 30, 2020, we had net income of approximately $618,000, which consisted of approximately $1.1 million in interest income (of which approximately all was for interest earned on restricted cash equivalents held in Trust Account) and a tax benefit of approximately $50,000, offset by approximately $460,000 in general and administrative costs and $100,000 in franchise tax expense.

For the six months ended June 30, 2019, we had net income of approximately $1.2 million, which consisted of approximately $2.2 million in net gains, dividends and interest income from marketable securities held in Trust Account, offset by approximately $457,000 in general and administrative costs, $100,000 in franchise tax expense, and approximately $436,000 in income tax expense

Going Concern Consideration

As of June 30, 2020, we had approximately $713,000 in our operating bank account held outside of the Trust Account, and approximately $4.2 million of investment income earned on money market funds and marketable securities held in the Trust Account available to pay franchise tax and income tax obligations. We will use the funds available outside of the Trust Account primarily to meet our operating cash flow and working capital needs.

Through June 30, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares, approximately $153,000 received from our sponsor under Expenses Reimbursement arrangement in 2019, the proceeds from the consummation of the private placement not held in the Trust Account and the loan proceeds under the PPP Note received in June 2020. We fully repaid the loans from our sponsor in 2019. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing investment income earned on the Trust Account (less amounts released to us for taxes payable, expenses relating to the administration of the Trust Account and deferred underwriting commissions) to complete the Initial Business Combination.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this annual report, as we have conducted no operations to date.

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

Level 1–Quoted prices in active markets for identical assets or liabilities on the reporting date.

Level 2–Pricing inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3–Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including but not limited to private and public comparables, third-party appraisals, discounted cash flow models, and fund manager estimates.

As of June 30, 2020 and December 31, 2019, the recorded values of cash and restricted cash equivalents held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 22,123,034 and 22,061,272 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2020	RMG Acquisition Corp.

	By:	/s/ Robert S. Mancini
	Name:	Robert S. Mancini
	Title:	Chief Executive Officer
(Principal Executive Officer)