Form 10-Q
period 2020-09-30
RMG Acquisition Corp.
filed 2020-11-09
CIK 1757932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38795

RMG ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-2289787
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

50 West Street, Suite 40-C New York, New York	10006
(Address of principal executive offices)	(Zip Code)

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

Securities registered pursuant to Section 12(g) of the Act: None

As of November 9, 2020, 23,000,000 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

RMG ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RMG ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)

Assets:
Current assets:
Cash	$315,502	$1,175,207
Prepaid expenses and other assets	144,188	176,403
Total current assets	459,690	1,351,610
Restricted cash equivalents held in Trust Account	234,179,516	233,232,730
Total Assets	$234,639,206	$234,584,340

Liabilities, Redeemable Class A Common Stock and Stockholders’ Equity:
Current liabilities:
Accounts payable	$6,490	$133,562
Accrued expenses	202,344	50,000
Franchise tax payable	150,050	200,000
Income tax payable	—	88,057
Total current liabilities	358,884	471,619
Deferred legal fees	450,000	450,000
Deferred underwriting commissions	8,050,000	8,050,000
Note payable	41,666	—
Total liabilities	8,900,550	8,971,619

Commitments and contingencies
Class A common stock, $0.0001 par value; 22,073,865 and 22,061,272 shares subject to possible redemption at $10 per share at September 30, 2020 and December 31, 2019, respectively	220,738,650	220,612,720

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 926,135 and 938,728 shares issued and outstanding (excluding 22,073,865 and 22,061,272 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	93	94
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	575	575
Additional paid-in capital	7,326,942	4,749,168
Retained earnings (Accumulated deficit)	(2,327,604)	250,164
Total stockholders’ equity	5,000,006	5,000,001
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Equity	$234,639,206	$234,584,340

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
General and administrative expenses	$589,274	$210,806	$1,049,053	$668,222
Franchise tax expense	50,000	50,000	150,169	150,000
Loss from operations	(639,274)	(260,806)	(1,199,222)	(818,222)
Interest income	13	8,839	1,111	22,725
Interest earned on restricted cash equivalents held in Trust Account	28,551	—	1,153,171	—
Gain on marketable securities (net), and dividends held in Trust Account	—	1,142,497	—	3,299,930
Interest expense	(104)	—	(104)	—
(Loss) income before income tax expense (benefit)	(610,814)	890,530	(45,044)	2,504,433
Income tax expense (benefit)	(119,129)	232,380	(170,979)	668,514
Net (loss) income	$(491,685)	$658,150	$125,935	$1,835,919

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000	23,000,000	22,909,091
Basic and diluted net income per share, Class A	$—	$0.04	$0.05	$0.11
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per share, Class B	$(0.10)	$(0.04)	$(0.18)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Retained
	Common Stock					Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2019	938,728	$94	5,750,000	$575	$4,749,168	$250,164	$5,000,001
Class A common stock subject to possible redemption	(62,237)	(6)	—	—	1,463,719	(2,086,083)	(622,370)
Net income	—	—	—	—	—	622,375	622,375
Balance - March 31, 2020	876,491	88	5,750,000	575	6,212,887	(1,213,544)	5,000,006
Class A common stock subject to possible redemption	475	—	—	—	627,125	(622,375)	4,750
Net loss	—	—	—	—	—	(4,755)	(4,755)
Balance - June 30, 2020	876,966	88	5,750,000	575	6,840,012	(1,840,674)	5,000,001
Class A common stock subject to possible redemption	49,169	5	—	—	486,930	4,755	491,690
Net loss	—	—	—	—	—	(491,685)	(491,685)
Balance - September 30, 2020	926,135	$93	5,750,000	$575	$7,326,942	$(2,327,604)	$5,000,006

RMG ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

						Retained
	Common Stock					Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2018	—	$—	5,750,000	$575	$24,425	$(2,555)	$22,445
Issuance of Class B common stock to Anchor Investors	—	—	575,000	58	2,255	—	2,313
Forfeiture of Class B common stock from Sponsor	—	—	(575,000)	(58)	58	—	—
Sale of units in initial public offering, gross	23,000,000	2,300	—	—	229,997,700	—	230,000,000
Offering costs	—	—	—	—	(13,448,120)	—	(13,448,120)
Sale of private placement warrants to Sponsor and Anchor Investors in private placement	—	—	—	—	6,900,000	—	6,900,000
Class A common stock subject to possible redemption	(21,880,163)	(2,188)	—	—	(218,799,442)	—	(218,801,630)
Net income	—	—	—	—	—	324,994	324,994
Balance - March 31, 2019	1,119,837	112	5,750,000	575	4,676,876	322,439	5,000,002
Class A common stock subject to possible redemption	(85,277)	(9)	—	—	(530,322)	(322,439)	(852,770)
Net income	—	—	—	—	—	852,775	852,775
Balance - June 30, 2019	1,034,560	103	5,750,000	575	4,146,554	852,775	5,000,007
Class A common stock subject to possible redemption	(65,815)	(6)	—	—	194,631	(852,775)	(658,150)
Net income	—	—	—	—	—	658,150	658,150
Balance - September 30, 2019	968,745	$97	5,750,000	$575	$4,341,185	$658,150	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net income	$125,935	$1,835,919
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on marketable securities (net), and dividends held in Trust Account	—	(3,299,930)
Changes in operating assets and liabilities:
Prepaid expenses	115,187	(172,974)
Accounts payable	(127,072)	109,264
Accrued expenses	152,344	13,000
Due to related parties	—	(40,381)
Franchise tax payable	(49,950)	150,000
Income tax payable	(171,029)	591,258
Net cash provided by (used in) operating activities	45,415	(813,844)

Cash Flows from Investing Activities
Purchase of marketable securities held in Trust Account	—	(575,947,949)
Proceeds received from sales, redemptions and maturities of marketable securities held in Trust Account	—	346,951,000
Net cash provided by investing activities	—	(228,996,949)

Cash Flows from Financing Activities:
Proceeds received under loans from related parties	—	38,501
Repayment of amounts due to related parties	—	(113,501)
Proceeds from issuance of Class B common stock to anchor investors	—	2,313
Proceeds received from initial public offering, gross	—	230,000,000
Proceeds received from private placement	—	6,900,000
Proceeds received under PPP loan from Small Business Administration	41,666	—
Offering costs paid	—	(4,758,272)
Net cash provided by financing activities	41,666	232,069,041

Net increase in cash and cash equivalents	87,081	2,258,248

Cash - beginning of the period	234,407,937	37,044
Cash and restricted cash equivalents held in Trust Account - end of the period	$234,495,018	$2,295,292

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$100,000
Forfeiture of Class B common stock from Sponsor	$—	$58
Deferred underwriting commissions in connection with the initial public offering	$—	$8,050,000
Deferred legal fees in connection with the initial public offering	$—	$150,000
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$—	$670,220
Value of common stock subject to possible redemption	$125,930	$220,312,550
Supplemental cash flow disclosure:
Cash paid for income taxes	$—	$77,257

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from October 22, 2018 (date of inception) through September 30, 2020 relates to the Company’s formation, the preparation for the initial public offering (“Initial Public Offering”), and since the Initial Public Offering, the search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is RMG Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources. The registration statement for the Company’s Initial Public Offering was declared effective on February 12, 2019. On February 12, 2019, the Company consummated its Initial Public Offering of 20,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), and on February 19, 2019, the underwriters fully exercised their over-allotment option to purchase 3,000,000 additional Units to cover over-allotments at $10.00 per Unit, generating aggregate gross proceeds of $230 million, and incurring offering costs of approximately $13.4 million, inclusive of $8.05 million in deferred underwriting commissions (Note 7).

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Company will provide its holders of the outstanding Class A common stock, par value $0.0001, sold in the Initial Public Offering (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined below in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Sponsor has agreed to waive its redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Sponsor, officers and certain directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor, officers or directors acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters of the Initial Public Offering have agreed to waive their rights to its deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020.

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

Going Concern Consideration

As of September 30, 2020, the Company had approximately $316,000 in its operating bank account held outside of the Trust Account, and approximately $4.2 million of investment income earned on money market funds and marketable securities held in the Trust Account available to pay franchise tax and income tax obligations. The Company will use the funds available outside of the Trust Account primarily to meet the Company's operating cash flow and working capital needs.

Through September 30, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (as defined in Note 6), approximately $153,000 received from the Sponsor under Expenses Reimbursement arrangement in 2019 (see Note 6), the proceeds from the consummation of the Private Placement not held in the Trust Account and the loan proceeds under the PPP Note (see Note 5) received in June 2020. The Company fully repaid the loans from the Sponsor in 2019. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing investment income earned on the Trust Account (less amounts released to the Company for taxes payable, expenses relating to the administration of the Trust Account and deferred underwriting commissions) to complete the Initial Business Combination.

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

The Company’s net income is adjusted for the portion of income that is attributable to Class A common stock subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted income per Class A common stock is calculated as follows:

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest income on restricted cash equivalents held in Trust Account	$28,551	$5,321	$1,153,171	$12,025
Gain on marketable securities (net), and dividends held in Trust Account	—	1,142,497	—	3,299,930
Expenses available to be paid with interest income from Trust	69,129	(282,380)	20,810	(818,514)
Net income available to holders of Class A common stock	97,680	865,438	1,173,981	2,493,441

Net (loss) income	(491,685)	658,150	125,935	1,835,919
Less: Income attributable to Class A common stock	(97,680)	(865,438)	(1,173,981)	(2,493,441)
Net loss attributable to holders of Class B common stock	$(589,365)	$(207,288)	$(1,048,046)	$(657,522)

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000	23,000,000	22,909,091
Basic and diluted net income per share, Class A	$-	$0.04	$0.05	$0.11
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per share, Class B	$(0.10)	$(0.04)	$(0.18)	$(0.11)

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, restricted cash equivalents held in the Trust Account, and marketable securities held in the Trust Account. Cash and restricted cash equivalents are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. As of September 30, 2020 and December 31, 2019, the balance of restricted cash equivalents held in the Trust Account are

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

comprised entirely of an investment in a single money market fund which invests all of its assets in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury. As of September 30, 2020 and December 31, 2019, the Company had no investments in marketable securities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $234.2 million and $233.2 million in restricted cash equivalents held in the Trust Account as of September 30, 2020 and December 31, 2019, respectively.

The following table provides a reconciliation of cash and cash equivalents reported within the financial statements:

	September 30, 2020	December 31, 2019
Cash	$315,502	$1,175,207
Restricted cash equivalents held in Trust Account	234,179,516	233,232,730
Total cash and restricted cash equivalents held in Trust Account shown in the statement of cash flows	$234,495,018	$234,407,937

Marketable Securities Held in the Trust Account

At times, the Company invests in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in the Trust Account in the accompanying statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information. As of September 30, 2020, and December 31, 2019, the Company had no investments in marketable securities.

Fair Value of Financial Instruments

Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value (see Note 9):

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2020, and December 31, 2019, the recorded values of cash and restricted cash equivalents held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred of approximately $13.4 million that are directly related to the Initial Public Offering. These costs were charged to stockholders’ equity upon the completion of the Initial Public Offering in February 2019. As of December 31, 2019, the Company had $50,000 of accrued offering costs in the accompanying balance sheet. During the three months ended September 30, 2020, the Company reversed the remaining accrued offering costs against additional paid-in-capital in the accompanying balance sheet.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, 22,073,865 and 22,061,272 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 3 — Initial Public Offering

On February 12, 2019, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit in the Initial Public Offering. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). On February 19, 2019, the underwriters fully exercised their over-allotment option to purchase 3,000,000 additional Units to cover over-allotments at $10.00 per Unit, generating additional gross proceeds of $30.0 million. Each whole Public Warrant will entitle the holder to purchase one Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

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

Note 5 — Notes Payable

On June 24, 2020, the Company received loan proceeds in the amount of $41,666 under the Paycheck Protection Program (“PPP Note”) from Canandaigua National Bank & Trust (“Lender”). The PPP Note was established as part of the

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The PPP Note bears interest at 1.00% per annum, payable monthly beginning October 18, 2021, and is due on June 18, 2025. The PPP Note may be repaid at any time without penalty. Under the Payroll Protection Program, the Company will be eligible for loan forgiveness up to the full amount of the PPP Note and any accrued interest as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities, and maintains its payroll levels. No assurance is provided that the Company will obtain forgiveness under the PPP Note in whole or in part. The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note.

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

Lease Agreement

In November 2018, the Company entered into a lease agreement for its office space in New York starting in January 2019, which called for a monthly rent of $10,000 and a security deposit of $20,000. Effective December 2019, the Company entered into an annual lease agreement for its new office space. The agreement called for a security deposit of approximately $12,000 and a monthly rent of approximately $8,000. In May 2020, the Company cancelled the lease and in August 2020 received the security deposit back, net of repair costs.

As of September 30, 2020, and December 31, 2019, approximately $12,000 and $32,000 related to the security deposit was recorded in Prepaid expenses and other assets, respectively. For the three months ended September 30, 2020 and 2019, the Company recorded rent expense of approximately $38,000 and $32,000 in the accompanying statements of operations, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded rent expense of approximately $61,000 and $61,000 in the accompanying statements of operations, respectively.

Deferred legal fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the legal counsel agreed to defer all fees until the closing of a Business Combination. As of September 30, 2020, and December 31, 2019, the Company recorded an aggregate of $450,000 in connection with such arrangement in deferred legal fees in the accompanying balance sheet, respectively.

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 8 — Stockholder’s Equity

Common stock

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2020, and December 31, 2019, there were 23,000,000 shares of Class A common stock issued or outstanding, including 22,073,865 and 22,061,272 share of Class A common stock subject to possible redemption, respectively.

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 17, 2018, the Company effectuated an 0.8-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 5,750,000 Founder Shares. Of the 5,750,000 Class B common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the holders of the Company’s Class B common stock would have collectively owned 20.0% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 19, 2019, the underwriters fully exercised its over-allotment option; thus, 750,000 shares of Class B common stock were no longer subject to forfeiture. As a result, there were 5,750,000 shares of Class B common stock outstanding as of September 30, 2020 and December 31, 2019.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2020	Quoted Prices in
	Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
U.S. Treasury Securities	$—	$—	$—
Cash equivalents - money market funds	234,179,516	—	—
	$234,179,516	$—	$—

December 31, 2019	Quoted Prices in
	Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
U.S. Treasury Securities	$—	$—	$—
Cash equivalents - money market funds	233,232,730	—	—
	$233,232,730	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for three and nine months ended September 30, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

Proposed Business Combination

On October 5, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, RMG Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), and Romeo Systems, Inc., a Delaware corporation (“Romeo”), which provides for, among other things the merger of Merger Sub with and into Romeo, with Romeo continuing as the surviving corporation (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). As a result of the

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Transactions, Romeo will become a wholly-owned subsidiary of the Company, with the stockholders of Romeo becoming stockholders of the Company. The transactions set forth in the Merger Agreement, including the Merger, will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation.

Under the Merger Agreement, the stockholders of Romeo will receive a number of shares of the Company’s common stock based on an exchange ratio (the “Exchange Ratio”), the numerator of which is equal to $900 million (plus net cash of Romeo less debt of Romeo, plus the aggregate exercise price of all Romeo options and warrants (all calculated at the closing of the Merger)) divided by $10.00, and the denominator of which is equal to the number of outstanding shares of Romeo, including shares issuable upon conversion of outstanding convertible notes. The holders of Romeo options and warrants will receive the Company’s options and warrants equal to the number of shares of Romeo Common Stock subject to the Romeo options and warrants multiplied by the Exchange Ratio at an exercise price per share divided by the Exchange Ratio.

In connection with the Transactions, the Sponsor, agreed to enter into a lock-up agreement, pursuant to which the Company’s common stock received upon conversion of the shares of the Company’s Class B common stock held by the Sponsor will be subject to transfer restrictions until the earlier of (i) one year from the closing of the Merger, (ii) the date on which the last sales price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 trading days after the closing of the Merger and (iii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and the warrants held by the Sponsor will be subject to transfer restrictions until the date that is 30 days following the closing of the Merger.

Certain stockholders of Romeo receiving shares of the Company’s common stock in connection with the Merger will be subject to a 180-day lockup period for all shares of the Company’s common stock held by such persons.

The Merger Agreement contains certain representations and warranties of the parties to the Merger Agreement and consummation of the Transactions is conditioned on approval thereof by the Company’s stockholders and is further conditioned upon, representations and warranties of the parties and other closing conditions.

The Merger Agreement may be terminated at any time, but not later than the closing of the Merger, as follows:

●	by mutual written consent of the Company and Romeo;
●	by either the Company or Romeo if the Transactions are not consummated on or before the later of February 12, 2021 and such later date as the Company’s stockholders may approve, provided that the terminating party shall not have been the primary cause of the failure to close by such date;
●	by either the Company or Romeo if consummation of the Transactions is permanently enjoined or prohibited by the terms of a final, non-appealable order, decree or ruling of a governmental entity or a statute, rule or regulation, provided that the terminating party shall not have been the primary cause of thereof;
●	by either the Company or Romeo if the other party has breached any of its representations, warranties or covenants, such that the closing conditions would not be satisfied at the closing, and has not cured such breach within 45 days of notice from the other party of its intent to terminate, provided that the terminating party is itself not in breach;
●	by the Company if Romeo stockholder approval of the Transactions has not been obtained within three business days following the date that the Registration Statement is disseminated by Romeo to its stockholders; or
●	by either the Company or Romeo if, at the Company’s shareholder meeting, the Transactions shall fail to be approved by the required vote described herein (subject to any adjournment or recess of the meeting).

At the closing of the Merger, certain of Romeo’s stockholders and other parties thereto will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to file a shelf registration statement with respect to the registrable securities under the Registration Rights

RMG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Agreement. The Company also agreed to provide customary “piggyback” registration rights. The Registration Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.

At the closing of the Merger, the Sponsor and certain stockholders of Romeo will enter into a Stockholders’ Agreement (the “Stockholders’ Agreement”) with the Company, pursuant to which the stockholders of Romeo will have the right to designate up to two directors for election to the Company’s board of directors (of which BorgWarner, Inc. has the right to select one director provided that it maintains ownership of a certain percentage interest in the Company) for so long as they maintain collective ownership of a certain percentage interest in the Company and the Sponsor will have the right to designate up to two directors for election to the Company’s board of directors for so long as it maintains ownership of a certain percentage interest in the Company.

In connection with the execution of the Merger Agreement, certain stockholders of Romeo who hold a majority of the outstanding stock of Romeo have entered into support agreements pursuant to which they will agree to vote in favor of the Transactions at a meeting called to approve the Transactions by Romeo stockholders (or to act by written consent approving the Transactions).

In connection with the execution of the Merger Agreement, the Company entered into Subscription Agreements with certain accredited investors or qualified institutional buyers (collectively, the “Subscription Investors”) concurrently with the execution of the Merger Agreement on October 5, 2020. Pursuant to the Subscription Agreements, the Subscription Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell, to the Subscription Investors an aggregate of 15,000,000 shares of Class A common stock of the Company for a purchase price of $10.00 per share, or an aggregate of approximately $150 million, in a private placement. Additionally, the Company has granted a Subscription Investor a 30-day option to purchase an additional 2,500,000 shares of Class A common stock at the same purchase price and on the same terms as described in the Subscription Agreements.

The closing of the private placement will occur on the date of and immediately prior to the consummation of the Transactions and is conditioned thereon and on other customary closing conditions. The Class A common stock to be issued pursuant to the Subscription Agreements has not been registered under the Securities Act, and will be issued in reliance upon the exemption provided under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The Subscription Agreements will terminate and be void and of no further force or effect upon the earlier to occur of: (a) such date and time as the Merger Agreement is validly terminated in accordance with its terms, (b) upon the mutual written consent of each of the parties to each such Subscription Agreement, (c) the Company's notification to the Subscriber Investor in writing that it has abandoned its plans to move forward with the Transactions and/or terminates Subscriber's obligations, (d) if the conditions to closing set forth in the Subscription Agreement are not satisfied on or prior to the closing date and, as a result thereof, the transactions contemplated by the Subscription Agreement are not consummated at the closing or (e) at the election of Subscriber, on or after the date that is 270 days after the date hereof if the closing has not occurred on or prior to such date.

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

Proposed Business Combination

On October 5, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, RMG Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), Romeo Systems, Inc., a Delaware corporation (“Romeo”), which provides for, among other things the merger of Merger Sub with and into Romeo, with Romeo continuing as the surviving corporation, as further described in Note 10 to the financial statement included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our entire activity since inception was in preparation for our initial public offering, and since such offering, our activity has been limited to the search for a prospective initial business combination and the activities in connection with the Merger described above, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We are also incurring expenses in connection with the Merger.

For the three months ended September 30, 2020, we had a net loss of approximately $492,000, which consisted of approximately $28,000 interest income (of which approximately all was for interest earned on restricted cash equivalents held in Trust Account) and a tax benefit of approximately $119,000, offset by approximately $589,000 in general and administrative expenses and $50,000 in franchise tax expense.  Included in general and administrative expenses are approximately $445,000 of costs incurred as part of the proposed Business Combination.

For the three months ended September 30, 2019, we had net income of approximately $658,000, which consisted of approximately $1.1 million in net gains, dividends and interest income from marketable securities held in Trust Account, approximately $9,000 in interest income, offset by approximately $211,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $232,000 in income tax expense

For the nine months ended September 30, 2020, we had net income of approximately $125,000, which consisted of approximately $1.1 million in interest income (of which approximately all was for interest earned on restricted cash equivalents held in Trust Account) and a tax benefit of approximately $171,000, offset by approximately $1.1 million in general and administrative costs and $150,000 in franchise tax expense. Included in general and administrative expenses are approximately $445,000 of costs incurred as part of the proposed Business Combination.

For the nine months ended September 30, 2019, we had net income of approximately $1.8 million, which consisted of approximately $3.3 million in net gains, dividends and interest income from marketable securities held in Trust Account, approximately $23,000 in interest income, offset by approximately $668,000 in general and administrative costs, $150,000 in franchise tax expense, and approximately $669,000 in income tax expense

Going Concern Consideration

As of September 30, 2020, we had approximately $316,000 in our operating bank account held outside of the Trust Account, and approximately $4.2 million of investment income earned on money market funds and marketable securities held in the Trust Account available to pay franchise tax and income tax obligations. We will use the funds available outside of the Trust Account primarily to meet our operating cash flow and working capital needs.

Through September 30, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares, approximately $153,000 received from our sponsor under Expenses Reimbursement arrangement in 2019, the proceeds from the consummation of the private placement not held in the Trust Account and the loan proceeds under the PPP Note received in June 2020. We fully repaid the loans from our sponsor in 2019. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing investment income earned on the Trust Account (less amounts released to us for taxes payable, expenses relating to the administration of the Trust Account and deferred underwriting commissions) to complete the Initial Business Combination.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this annual report, as we have conducted no operations to date.

Contractual Obligations

We engaged financial advisors to provide advisory services to us in connection with our initial Business Combination, such as holding meetings with our stockholders to discuss a potential Business Combination and the target business’s attributes, introducing us to potential investors that are interested in purchasing our securities in connection with the potential Business Combination, assisting us in obtaining stockholder approval for the potential Business Combination and assisting us with our press releases and public filings in connection with the potential Business Combination. We will pay such financial advisors cash fees for such services upon the consummation of our initial Business Combination.

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

As of September 30, 2020 and December 31, 2019, the recorded values of cash and restricted cash equivalents held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, 22,073,865 and 22,061,272 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our Annual Report on Form 10-K filed with the SEC on March 16, 2020 and our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020 under the sections entitled Forward-Looking Statements and Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of October 5, 2020, by and among RMG Acquisition Corp., RMG Merger Sub, Inc. and Romeo Systems, Inc. (incorporated by reference to Exhibit 2.1 to RMG Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38795) filed with the SEC on October 5, 2020).

10.1	Form of Subscription Agreement (incorporated by Reference to Exhibit 10.1 to RMG Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38795) filed with the SEC on October 5, 2020).

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

Date: November 9, 2020	RMG Acquisition Corp.

	By:	/s/ Robert S. Mancini
	Name:	Robert S. Mancini
	Title:	Chief Executive Officer
(Principal Executive Officer)