Form 10-K
period 2020-12-31
Romeo Power, Inc.
filed 2021-04-15
CIK 1757932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38795

Romeo Power, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-2289787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4380 Ayers Avenue Vernon, CA	90058
(Address of principal executive offices)	(Zip Code)

(833) 467-2237

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	RMO	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐    No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ⌧

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No   ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2020, as reported on the New York Stock Exchange, was approximately $253.3 million (based on the closing price of $10.23 as of that date).

As of April 12, 2021, there were 130,545,081 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10 K (this “Annual Report”) incorporate information by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of the fiscal year covered by this Annual Report..

Unless the context indicates otherwise, references in this Annual Report to the “Company,” “Romeo,” “we,” “us,” “our” and similar terms refer to Romeo Power, Inc. (f/k/a RMG Acquisition Corp.) and its consolidated subsidiaries. References to “RMG” refer to RMG Acquisition Corp. prior to the consummation of the Business Combination (as defined below).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “contemplate,” “intend,” “believe,” “estimate,” “continue,” “goal,” “project” or the negative of such terms or other similar terms. These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

●	risks that we are unsuccessful in integrating potential acquired businesses and product lines;
●	risks of decreased revenues due to pricing pressures;
●	risks that our products and services fail to interoperate with third-party systems;
●	potential unavailability of third-party technology or battery cells that we use in our products;
●	potential disruption of our products, offerings, website and networks;
●	our ability to deliver products and services following a disaster or business continuity event;
●	risks resulting from our international operations;
●	risks related to strategic alliances, such as our joint venture with BorgWarner;
●	potential unauthorized use of our products and technology by third parties;
●	potential impairment charges related to goodwill, identified intangible assets and fixed assets;
●	changes in applicable laws or regulations;
●	potential failure to comply with privacy and information security regulations governing the client datasets we process and store;
●	the possibility that the novel coronavirus (“COVID-19”) pandemic may adversely affect our results of operations, financial position and cash flows; and
●	the possibility that we may be adversely affected by other economic, business or competitive factors.

Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and for the reasons described elsewhere in this Annual Report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report also contains market data, research, industry forecasts and other similar information obtained from or based on industry reports and publications, including information concerning our industry, our business, and the potential markets for our products. Such data and information involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe that the market data, research, industry forecasts and other similar information used herein is reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of the information.

PART I

Item 1.Business

Corporate History and Background

We were incorporated on October 22, 2018 as RMG Acquisition Corp, a Delaware corporation, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On October 5, 2020, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), with RMG Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Romeo Systems, Inc., a Delaware corporation (“Legacy Romeo”). On December 29, 2020, pursuant to the terms of the Merger Agreement, the business combination with Legacy Romeo was effected through the merger of Merger Sub with and into Legacy Romeo, with Legacy Romeo surviving as the surviving company and as our wholly-owned subsidiary (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). Upon the closing of the Business Combination, we changed our name to Romeo Power, Inc.

Overview

We are an industry leading energy storage technology company focused on designing and manufacturing lithium-ion battery modules and packs for commercial electric vehicles. Through our energy dense battery modules and packs, we enable large-scale sustainable transportation by delivering safe, longer lasting batteries that have shorter charge times and longer life. With greater energy density, we are able to create lightweight and efficient solutions that deliver superior performance and provide improved acceleration, range and durability compared to battery packs provided by our competitors. Our modules and packs are customizable and scalable and are optimized by our proprietary battery management system (“BMS”). We believe we produce superior battery products compared to our competitors by leveraging our technical expertise and depth of knowledge of energy storage systems.

At our 7 GWh-capable state-of-the-art 113,000-square-foot production facility in Los Angeles, California, we are able to innovate, develop and manufacture battery modules and packs in high volumes. We are battery cell agnostic so we can harness the best of current battery technologies, while being flexible enough to adopt next generation battery technologies when they are ready to meet our stringent standards and customer requirements. Our founders were former leaders at Tesla, SpaceX, Amazon, Apple, Bosch and Samsung, and our highly skilled team is experienced with multiple prolific vehicle launches and deep knowledge across all core engineering disciplines including electrical, thermal, chemical, mechanical, and electrochemistry. With over 60 battery-specific engineers, we have researched, developed, and deployed energy dense and space-saving battery pack designs, proprietary thermal management, and a smart, built-in BMS to support a wide range of customers with products featuring next-level range, performance and durability.

Currently, we primarily focus on two key markets in mobility energy technology: North American Class 6-8 commercial trucks and buses, and European commercial and high-performance vehicles through the BorgWarner JV (as defined below), of which we own a 40% interest. We have also collaborated with Heritage Environmental Services, Inc. (“HES”), to focus on sustainability and reuse applications of our batteries, and we have entered into a Memorandum of Understanding (“MOU”) with Ecellix Inc., to cooperate in the development, validation and launch of next-generation battery technology. These relationships help us to de-risk our business model, scale our business, and deliver value to our customers.

Since 2016, we have been designing and building battery modules, and we provide enabling battery technology to key customers in the automotive industry. We are not manufacturers of vehicles directly subject to regulatory requirements applicable to vehicles; rather, our role is supplying the vehicle manufacturers with the most appropriate battery modules and battery technology for their specific vehicle designs and intended uses. The advantage we bring to the vehicle manufacturers with whom we partner is the ability to design lighter batteries with higher energy density and output, as described further below. While our customers are subject to specific regulatory requirements for vehicle safety standards, such regulations do not directly apply to us; our products are designed to integrate into vehicles required to meet these standards. Our business is working with vehicle manufactures to provide them with the preeminent energy storage technology that works in their vehicles.

As the era of fossil fuel powered vehicles continues to decline, our mission is to lead the way towards electrification of the global transportation industry and be the commercial electric vehicle energy provider of today and tomorrow, driving change to move people and goods efficiently with zero emissions.

Industry & Market

Total Addressable Market

Our energy technology has positioned us to lead the electrification of the global commercial vehicles market. Globally, the total addressable market (“TAM”) for commercial vehicles (in all weight classes) and buses is estimated to be approximately $665 billion with over 17 million vehicles sold annually with steady growth expected to continue as global economic growth fuels the need for more commercial vehicles. In North America and Europe, the TAM for the same vehicles is estimated to be approximately $225 billion with over 7 million vehicles sold annually (IHS Markit Data, 2019).

Shift to Zero-Emission Vehicles

A variety of regulatory developments driven by consumer and societal pressures to reduce CO2 emissions are helping drive rapid adoption of zero-emission vehicles, thus accelerating the electrification of commercial vehicles. As a result, global electric vehicle sales are projected to grow at a compound annual growth rate of 19% from 2020-2040, while internal combustion engine (“ICE”), sales are projected to decrease by 5% over the same period (Morgan Stanley Research, 2020).

●	California’s Air Resources Board proposed the world’s first zero-emission sales mandate on commercial trucks, including 40% of trucks sold to be zero-emission by 2035 and 100% by 2045.
●	As of July 2020, 15 states in the United States have announced plans to make every new medium- and heavy-duty vehicle sold within their borders fully electric by 2050.
●	The European Union Parliament and the Council adopted Regulation (EU) 2019/631, which introduced CO2 emission performance standards. Per this regulation, between 2025-2029, the fleet-wide average CO2 emissions must be 15% lower compared to 2019 levels and by 2030, they must be 30% lower compared to 2019 levels.

Logistics and OEM Commitments to EV

Similarly, the world’s largest logistics and original equipment manufacturers (“OEMs”) have also committed to electric fleets, as electrification enables a reduction in total cost of ownership for logistics players:

●	Walmart has committed to reducing emissions by 18% by 2025;
●	Amazon has committed to being carbon neutral by 2040 and purchasing 100,000 electric vans;
●	The United States Postal Service is electrifying the majority of its 200,000 vehicle fleet;

●	UPS has placed orders for 10,000 electric delivery vehicles;
●	DHL’s Mission 2050 targets zero-emission logistics by 2050, while operating 70% of pick-up and delivery services with clean solutions;
●	IKEA is targeting 100% electric global deliveries by 2025;
●	Paccar announced electric short haul and refuse fleet trials in 2019;
●	ET-1 Class 8 truck announced production in 2019;
●	Z.E. Lineup announced short haul and refuse pre-series model testing in H2 2019;
●	AEOS Class 7 truck announced production in 2020;
●	Mack Truck announced LR refuse model testing in 2020;
●	Tesla announced Class 8 semi-truck limited production in 2020;
●	Daimler eActros Class 8 truck announced serial production in 2021;
●	Freightliner eCascadia Class 8 truck announced serial production in 2021;
●	Mitsubishi Fuso Vision One Class 8 trucks announced serial production in 2021;
●	Navistar International eMN medium duty production announced for 2021;
●	Volvo announced FL and FE Medium and Heavy-Duty Production in March 2021;
●	Volkswagen plans to spend over €1 billion in electro mobility by 2025;
●	Rivian plans to begin production of the R1T Pickup and R1S SUV in 2021; and
●	Proterra announced the electric Saf-T-Liner C2 Jouley School Bus production in 2020.

Competitive Strengths

Our competitive strengths include the following:

●	Best-in-Class Performance and Durability: Using our patent-protected technology, we produce batteries with the highest energy density, longest range and fastest charging time in the industry. An ISO 9001 certification ensures that our battery packs are built to meet our customers’ specific power needs while focusing on quality to promote long-term reliability. By providing our customers with the highest energy density in the market, while maintaining durability and reliability, we increase their vehicles’ performance and lower total cost of ownership, which in turn provides our customers with a key competitive advantage over their competitors.
●	Flexible, Scalable Modules and Packs for a Wide Range of Customers: Our modular battery design enables high scalability across a wide range of end-market requirements. Due to our adaptable battery pack architecture, we are able to provide our customers with drop-in solutions for vehicles across multiple platforms. This modular design also facilitates faster time to market for customers with large-scale fleets.

●	Unparalleled Battery Science Expertise: We have assembled a world-class engineering team with deep battery science expertise that is focused on driving technological innovation in energy technology. Our founders were former leaders at Tesla, SpaceX, Amazon, Apple, Bosch and Samsung. We have deep knowledge and expertise across all core engineering disciplines including electrical, thermal, chemical, mechanical and electrochemistry. Our team combines experience from automotive, space and aviation technology to create the most advanced battery systems for commercial electric vehicles and high-performance passenger vehicles. Our cell centric approach makes it such that we work with among the top tier cells available on the market, a component available to an elite few organizations. This approach ensures that our module and pack designs provide to the cells thermal, mechanical and electrical conditions that promote longest life and best power utilization. It also creates ramifications to a safer and more accurate BMS.
●	Exhaustive Safety Testing: Safety remains one of the most important aspects of battery engagement, and our safety methodology is industry leading. We have one of the most exhaustive in-house safety testing programs in the industry with proprietary safety design methods validated by Underwriters Laboratories, a global independent safety science company. Our batteries are performance-tested under real-world thermal, safety, electrical and mechanical loads and subjected to vibrations, shocks and impacts to ensure our batteries stand up to the demands of our customers’ applications. We offer real-time diagnostics and proprietary BMS algorithms to optimize safety and utilization.
●	Cost-Effective Global Second Life Program: We have a plan to enable responsible and efficient recycling of batteries consistent with the latest regulatory requirements. We have collaborated with HES, a leader in the environmental, waste management and recycling services industry with an extensive history of managing and recycling all battery types for thousands of customers. Our strategic collaboration with HES will enable us to deploy a dedicated program for our customers, designed for safe, compliant, and cost-effective lithium-ion battery recycling.

Business Strategy

We intend to leverage our competitive strengths to increase our market share and to enhance stockholder value. Key elements of our business strategy include the following:

●	Low-Cost Design and Manufacturing: The modular design of our battery products enables low cost and high-volume manufacturing. Automation of critical assembly steps coupled with patented component designs makes our module production process economical, reliable and efficient. We seek to expand our manufacturing footprint organically and potentially through the BorgWarner JV.
●	Integrated Product: We have a massive end-market opportunity in commercial vehicles, with expansion opportunities to increase the range of our product portfolio across diverse markets. While focused on commercial vehicles initially, we will be opportunistic as other adjacent markets, such as stationary storage, aviation and other personal mobility solutions mature. The core technology in our modules and packs is translatable to new forms of modules and packs for alternative applications. In addition, our mastery of coupled structural and active thermal management means that current and next generation modules can be configured in different pack geometries for new applications all while meeting power needs.
●	Efficient Modular Solution and Customer Configurability: We design scalable products and solutions that can be efficiently configured to our customer needs. Our current off-the-shelf battery pack offerings, based off the highly configurable Prasini module, serve a wide range of growing end markets and customer demands. The flexibility of our off-the-shelf offerings allows us to respond quickly, with shortened delivery lead times. We also have the capability to design tailored, fully customized battery pack solutions for our customers.

●	Strategic Partnerships and Strong Global Presence: We have a strategic partnership with BorgWarner Inc. (“BorgWarner”). Through the BorgWarner JV, we hope to eventually leverage BorgWarner’s global manufacturing footprint, supply chain expertise, customer relationships and knowledge, and reputation for quality technology and manufacturing. Additionally, this partnership should allow us to enter the European market in a capital efficient manner. By entering into strategic partnerships, we can reduce production execution risk and increase speed to market, which provides an advantage over our competitors.
●	Continued Focus on Technological Innovations: We intend to continue leveraging our world-class engineering team to innovate future products and enhance existing products. We continue to invest in R&D in areas such as materials, thermofluidics, algorithms, cell chemistry, computational methods and advanced manufacturing, to build on our intellectual property portfolio. Our team also conducts algorithms for life optimization of electric fleets based on field operation data. By using machine learning, we can maximize our customers’ fleet efficiency, providing our customers with a key competitive advantage over their competitors.

Business Segments

Our operations consist of two business segments:

●	Romeo Power North America: The Romeo Power North America business segment designs and manufactures industry leading battery modules, battery packs, and battery management system technologies for Romeo’s customers in North America.
●	Joint Venture Support: The Joint Venture Support business segment provides engineering services to the BorgWarner JV.

We have organized our business segments based on the customers served. The Romeo Power North America business segment sells our products and services to unrelated external customers; whereas, the Joint Venture Support business segment provides engineering services exclusively to the BorgWarner JV, which was formed in June 2019 and commenced operations in July 2019. The Joint Venture Support business segment commenced providing services to the BorgWarner JV in July 2019, pursuant to an Application Engineering Services Agreement between Legacy Romeo and the BorgWarner JV. See the section entitled “Business—Joint Venture with BorgWarner—Application Engineering Services Agreement.” For the fiscal year ended December 31, 2020, the Romeo Power North America business segment accounted for $5.8 million, or 65%, of our total revenue and the Joint Venture Support business segment accounted for $3.14 million, or 35%, of our total revenue. See Note 16 to our audited consolidated financial statements included elsewhere in this Annual Report for additional financial information relating to our business segments.

Technology and Products

As the market trends toward zero-emission solutions, we believe there will be increasing demand for medium to high voltage battery packs for electric vehicles, ranging from niche performance cars to Class 8 commercial trucks and buses. By offering premium battery technology for the growing electric vehicle and truck industry, we believe we are well-positioned to supply an integral part required in zero-emission transportation products.

We design, engineer and produce energy-dense, commercially available lithium-ion battery products in a cost-effective manner, creating an efficient and powerful energy solution for our customers. We offer customized solutions using proprietary in-house technology allowing for optimized electrical, mechanical, thermal and structural aspects that are designed to meet our customers’ needs. We have demonstrated 20-30% improvements in both gravimetric and volumetric density relative to competitors, with longer lasting batteries and shorter charging times.

Our core products are battery packs and modules and battery management systems. Our core competency is focused on downstream elements, which include:

●	Cell Science: Cell testing, characterization, and evaluation of cells at early development stages.
●	Electro-Mechanical Engineering: Designed for durability and crashworthiness; fulfills requirements for volume production such as manufacturability and serviceability.
●	Thermal Engineering: Designed for consistent temperature distribution within and among all battery cells guaranteeing lifetime maximum battery performance.
●	Battery Management System: Maintains a common platform so all customers reap the benefit of field-tested electronics and software even for a prototype.

(1)	Brain Machine Interface – Artificial Intelligence

Battery Modules

Our battery modules offer flexible and customizable design as building blocks that allow for custom packs without needing months or years of additional research and development (“R&D”) for each prototype.

Prasini Module

As our standard automotive building block suitable for battery powered and plug-in hybrid vehicles, Prasini is the perfect module for trucks and buses. Prasini modules have active cooling, high stability and superior thermal management, and can be configured into eight unique different voltages. Our scalable recipe results in a faster time to market for our customers with off-the-shelf modules. The module functions as the ultimate “drop-in” solution; structure and cooling are seamlessly integrated into one package.

With a 10kWh capacity, 215 Wh/kg energy density, and a 2-hour charge time, Prasini has the highest energy density, longest range and fastest charging time on the market, even surpassing the Tesla Model 3 in energy density at the module and pack level. Prasini has a 21700 cell format in a modular design with high packaging efficiency, high power capability, and an integrated high cooling structure. Additionally, the Prasini modules are single-cell fault-tolerant by design, meaning that the risk of a catastrophic thermal incident is greatly mitigated. Prasini modules also meet SAE J2380 and J2464 vibration and shock requirements.

Hercules Battery Pack Family

The Hercules Pack Family is the first ever pack family in the battery electric vehicle (“BEV”) space. Our intellectual property portfolio gives us the technology to create such a powerful and flexible pack family that can be utilized from Class 3 delivery vehicles to the world’s largest long-haul Class 8 vehicles. Our packs are highly compatible with many of our customers’ current applications. Our Hercules BEV pack family features the following specifications:

●	Up to 1000V working voltage
●	Delivers a wide range of energy solutions (30 kWh to 1 MWh)
●	Configurable in 10kWh increments
●	Serviceable junction box
●	Distributed BMS architecture
●	Module & pack single cell fault tolerant
●	Fast charge time

We believe there will be a greater need for medium to high voltage battery packs for electric vehicles ranging from specialty performance cars to Class 8 commercial trucks and buses. By offering battery pack solutions for various niche products within the growing electric vehicle and truck industry, we believe that we are well-positioned to supply an integral part required in the creation of zero-emission transportation products across segments.

Our modular battery design allows for mass production and easy application into an array of vehicles. Our batteries are designed around vehicle class requirements and, accordingly, are end-market agnostic.

Battery Management System

Our proprietary BMS is designed, tested and validated in-house. It offers a complete solution for monitoring and controlling complex battery systems for automotive applications, making it one of the most holistic systems in the market today. Our battery packs utilize a BMS that manages the modules and packs to ensure they operate at optimal performance while safely maintaining ideal operating conditions.

Our BMS can be customized to suit each customer’s specific application using our proprietary management algorithm to enable rapid charge or discharge of the battery while optimizing performance and longevity.

Our battery modules and packs are single-cell fault-tolerant. This means that in the outlying case, where for some reason a certain battery exhibits a thermal incident, the thermal incident will not propagate to the neighboring cells. Based on system requirements, our BMS can be programmed to shut off the system completely after a cell-related incident, or to keep operating safely in an actively derated fashion until servicing is conducted.

Non-recurring Engineering

We provide non-recurring engineering services to our customers as they look to implement a flexible solution across their entire fleets. Such services include design, prototype and testing services. We provide similar services to the BorgWarner JV for its customers.

Other Product Pipeline

Beyond the current battery modules, our R&D efforts continue to drive higher energy density, specific energy, continuous power, and safety. In addition to the current technology offered to the market, we have several products in development, which will demonstrate further advanced innovation in safety, reliability and energy density (both gravimetric and volumetric) characteristics.

Joint Venture with BorgWarner

In May 2019, Legacy Romeo joined forces with a subsidiary of Tier 1 automotive supplier BorgWarner to form a joint venture named BorgWarner Romeo Power LLC (the “BorgWarner JV”). Our strategic alliance with BorgWarner is intended to give us, through our ownership interest in the joint venture, an opportunity to benefit from BorgWarner’s manufacturing expertise, superior purchasing power with our existing suppliers, and longstanding relationships with many of our target customers. We believe this strategic alliance will potentially allow us, through the joint venture, to accelerate our reach into new markets, particularly in Europe and Asia, without the need to expend substantial capital developing new production facilities. Furthermore, we believe partnering with a highly regarded supplier can de-risk our production plan by leveraging BorgWarner’s global production resources through the BorgWarner JV to scale production operations worldwide while maintaining the highest levels of product quality.

The BorgWarner JV is owned 40% by Legacy Romeo and 60% by a subsidiary of BorgWarner, and the respective rights of Legacy Romeo and BorgWarner in respect of the BorgWarner JV are set forth in a Joint Venture Operating Agreement (the “JV Agreement”) and an Intellectual Property License Agreement (the “IP License”). Those agreements:

●	allocate rights to exploit Legacy Romeo’s current and future intellectual property rights (“Romeo IP”) between Legacy Romeo and the BorgWarner JV based on geography and vehicle type;
●	provide a license to Legacy Romeo and BorgWarner of the BorgWarner JV’s intellectual property rights;
●	require the BorgWarner JV to pay Legacy Romeo a royalty for products sold by the BorgWarner JV, subject to Legacy Romeo satisfying minimum expenditure targets for mobility R&D;
●	grant BorgWarner and the BorgWarner JV rights of first refusal to manufacture products in Legacy Romeo’s field if Legacy Romeo proposes to expand its manufacturing capacity;
●	provide BorgWarner broad commercial rights to commercialize Romeo IP (or the option to acquire those rights for a payment) under circumstances involving the insolvency of Legacy Romeo, an event of default under any debt instrument, termination of the JV Agreement due to a breach or engagement with competitors of BorgWarner or the BorgWarner JV by Legacy Romeo;
●	govern the management and funding mechanisms of the BorgWarner JV;
●	include put and call options regarding the membership interests in the BorgWarner JV, as well as other customary provisions related to transfers or issuances of such interests;
●	obligate Legacy Romeo to provide engineering services to the BorgWarner JV to support customer applications; and
●	grant BorgWarner a first-priority security interest in our interest in the BorgWarner JV to secure the performance of Legacy Romeo’s obligations under any agreement relating to the BorgWarner JV or BorgWarner’s investment in Legacy Romeo.

We learned on February 15, 2021 of BorgWarner’s intention to acquire control of AKASOL AG, a competitor of ours, and we are currently evaluating what such acquisition will mean for the BorgWarner JV.

Allocation of Rights Under Romeo IP

Under the IP License, Legacy Romeo is licensed to commercialize the Romeo IP solely in connection with:

●	stationary applications worldwide; and
●	on-road vehicles that have a gross vehicle weight rating (“GVWR”) greater than 20,000 lbs., certain recreational vehicles, and specialty market applications, in each case that are manufactured and sold in North America.

Legacy Romeo’s right under the IP License to manufacture products that would exceed the planned 6.8 GWh annual production capacity of our current manufacturing facility is subject to rights of first refusal in favor of the BorgWarner JV and BorgWarner.

The BorgWarner JV has the right under the IP License to commercialize Romeo IP in certain fields and territories other than those granted to Legacy Romeo (e.g., all mobility applications that are manufactured and sold outside of North America and all on-road vehicles having a GVWR of 20,000 lbs. or less that are manufactured and sold in North America).

Royalty

Each year, the BorgWarner JV must pay Legacy Romeo a royalty for use of Romeo IP (the “Romeo IP Royalty”), subject to Legacy Romeo satisfying minimum expenditure targets for mobility R&D.

The Romeo IP Royalty is a function of the BorgWarner JV’s revenue. In any fiscal year, the Romeo IP Royalty will be:

●	3% of the first $100 million of the BorgWarner JV’s revenue, plus
●	1% of the next $400 million of the BorgWarner JV’s revenue, plus
●	0.75% of the next $500 million of the BorgWarner JV’s revenue, plus
●	0.5% of the next $4 billion of the BorgWarner JV’s revenue, plus
●	0.25% of any additional BorgWarner JV revenue.

To date, the BorgWarner JV has not had any revenue.

R&D; Technology Transfer

BorgWarner is entitled to direct, prioritize and approve Legacy Romeo’s R&D activities focused on mobility applications. Further, BorgWarner is entitled to approve Legacy Romeo’s overall R&D budget.

Rights of First Refusal

If Legacy Romeo proposes to expand manufacturing in its lines of business other than stationary applications (i.e., commercial vehicles having a GVWR greater than 20,000 lbs., recreational vehicles and/or specialty items) to an extent that would cause total manufacturing production (including stationary applications) to exceed our projected 6.8 GWh manufacturing capacity, the BorgWarner JV will have a right of first refusal to incorporate that manufacturing expansion into its business.

If Legacy Romeo proposes to expand its stationary application business by selling outside of North America or by growing that business to an extent that would cause total production (including mobility applications) to exceed its current production capacity at any time during the period that BorgWarner and Legacy Romeo are both members of the BorgWarner JV and continuing for three years thereafter, BorgWarner will have a right of first refusal to partner with Legacy Romeo under a structure that is similar to the BorgWarner JV under the JV Agreement, with details to be negotiated by the parties.

In the event the BorgWarner JV and BorgWarner do not exercise their respective rights of first refusal, the JV Agreement and the IP License arguably could be interpreted by BorgWarner to limit Legacy Romeo’s rights under the IP License to our projected 6.8 GWh manufacturing capacity.

Management of the BorgWarner JV

The BorgWarner JV is managed by a board of directors (the “JV Board”) comprised of three members, two of whom are appointed by BorgWarner and one of whom is appointed by Legacy Romeo. All decisions are made by a majority vote of the members of the JV Board, except for certain specified material actions involving the BorgWarner JV that require unanimous approval, including approval of annual budgets, selling or purchasing material assets, business combinations, assigning or licensing material intellectual property, insolvency and equity and debt issuances.

Capital Calls

The JV Board may from time to time determine that the BorgWarner JV requires additional capital and, in that event, may issue capital calls as frequently as twice per year. The amount of such calls must be consistent with the annual budget, which must be approved by both Legacy Romeo and BorgWarner, but is not otherwise limited. While Legacy Romeo has no obligation to participate in any capital call, if we decline or lack the funds required to participate in any capital call (within 150 days of receiving notice), BorgWarner may purchase our equity allocation at the per-unit price of equity when the BorgWarner JV was formed. The JV Board determined the capital needs of the BorgWarner JV for 2021 to be an additional $10.0 million. Legacy Romeo contributed its pro rata share of $4.0 million on January 21, 2021.

Put and Call Options

BorgWarner will have the right to purchase our entire interest in the BorgWarner JV at any time after June 28, 2022. The purchase price will be the value of our interest as determined by a mutually agreed independent appraiser using standard valuation methodologies taking into account a discount for lack of marketability (“Market Value”).

Additionally, commencing when the BorgWarner JV has its first significant and profitable business award in accordance with the BorgWarner JV’s financial model mutually agreed to by BorgWarner and Romeo, which has not yet occurred (or, if sooner, 18 months after the formation of the BorgWarner JV in the event the JV Board has determined not to terminate the JV Agreement), BorgWarner will have the right to put its membership interest in the BorgWarner JV to Legacy Romeo. The purchase price will be 90% of the Market Value of the interest if the put right is exercised on or prior to June 28, 2021, 95% if the put right is exercised after June 28, 2021 and on or prior to June 28, 2022 and 100% if the put right is exercised after June 28, 2022.

If BorgWarner or any of its affiliates directly competes with the BorgWarner JV in a manner that is materially adverse to the BorgWarner JV at any time prior to June 28, 2024, the price at which BorgWarner may exercise its call option will be the Market Value of our interest plus 20% if it is exercised after June 28, 2022 and on or prior to June 28, 2023, and 10% if it is exercised after June 28, 2023 and on or prior to June 28, 2024.

Transfer Restrictions, Preemptive Rights, Tag Along / Drag Along Rights

We may not transfer our interest in the BorgWarner JV, except that we may pledge our interest to a lender (subject to BorgWarner’s security interest).

Each of BorgWarner and Legacy Romeo has preemptive rights and the right to tag along with any sale by the other of its interest in the BorgWarner JV. BorgWarner further has the right to drag Legacy Romeo along with any sale by BorgWarner of its interest in the BorgWarner JV.

Application Engineering Services Agreement

We entered into an Application Engineering Services Agreement (the “AESA”) with the BorgWarner JV, under which we are obligated to provide to the BorgWarner JV services with respect to the design, testing and validation of battery pack and module products manufactured by the BorgWarner JV to meet the requirements of its customers. The amount that the BorgWarner JV will pay us for any project under the AESA will be set forth in the applicable statement of work. The BorgWarner JV will own all intellectual property rights in any new work product produced under the AESA.

Collaborative Arrangement with Heritage

We have also formed a collaborative arrangement with Heritage Battery Recycling, LLC (“HBR”), an affiliate of HES, to focus on sustainability and reuse applications of our battery technologies.

Pursuant to an agreement with HBR, dated October 2, 2020 (the “Heritage Agreement”), HBR has agreed to design, build and operate a system for redeploying, recycling or disposing of lithium-ion batteries (the “System”) to be located at HES’s facility in Arizona, and we have contributed $35 million to HBR to fund the building, operation, maintenance and repair of the System. Such agreement also provides that our batteries will receive first priority at the System for processing, subject to certain conditions, and we have committed to use HBR as our exclusive provider of lithium-ion battery recycling and disposal services, subject to certain exceptions.

HBR will own and operate the System. We will receive 30% of the profit generated by the System during the term of the Heritage Agreement, which consists of an initial term of ten years with automatic one-year renewals. In the event of an operating shortfall, we would fund 30% and HBR would fund 70% of such shortfall. The Heritage Agreement does not specify when the System is to be completed or start generating revenue. The initial contract duration is for a period of ten years from December 29, 2020, and the agreement automatically renews for successive one-year terms indefinitely. While the arrangement is in effect, it establishes a strategic collaboration with HES for the collection of our battery packs for recycling and gives our customers priority at the recycling facility.

If HBR decides to develop any future lithium-ion battery processing facilities in North America or Europe, we would have a right of first offer to participate in any such facility under terms to be agreed upon by the parties, provided that we commit to funding at least 30% of the cost of such facility.

We have also committed to fund up to $10 million to purchase ten BEV trucks and the charging infrastructure for a one-year pilot program to determine the feasibility of transitioning HES’s or its affiliates’ fleet of trucks from diesel powered vehicles to BEVs that each utilize battery packs not smaller than 150 kWh. If such pilot program is successful, the parties would enter into an agreement for the procurement through us of at least 500 BEVs on terms acceptable to HBR, HES and us. The participants in the pilot program have been selected, and the parties are beginning to work towards an agreement to support the pilot program.

Other Strategic Partnerships

In January 2021, we entered into a Strategic Alliance Agreement with Republic Services, Inc. (“Republic”) to collaborate on the development of our battery technology for use in Republic’s electric garbage trucks. Republic is the second largest provider of non-hazardous solid waste collection, transfer, disposal, recycling, and environmental services in the United States, as measured by revenue.

In February 2021, we announced that we have entered into an MOU with Ecellix Inc., to cooperate in the development, validation and launch of next-generation battery technology. The MOU outlines the expectations for the two companies to negotiate in good faith to formalize a material supply agreement, partnership pricing, and a future equity investment. The MOU also forms a Steering Committee that will develop specific technical goals and objectives that will govern and drive the development of the partnership. These relationships are important in de-risking our business model, scaling the business, and delivering value to customers.

Intellectual Property and Technology

Our success depends in part on the innovations generated by our R&D group, on that group’s ability to continue to innovate effectively, and on protecting those innovations using patents, trade secrets and copyrights.

Intellectual Property

All of Legacy Romeo’s current and future intellectual property (with the exception of certain trademarks) has been assigned to Romeo Systems Technology, LLC, an intellectual property holding company and wholly owned subsidiary of Legacy Romeo (“Romeo IP Holdco”). Romeo IP Holdco licenses Legacy Romeo’s intellectual property back to Legacy Romeo, the BorgWarner JV and BorgWarner Inc. as described above. See the section entitled “Business—Joint Venture with BorgWarner.”

Patents

We currently have one issued patent in the United States, five pending United States patent applications, with six invention disclosures based on which applications for additional patents may be prepared.

Additionally, we have three applications for patent pending in each of the European Patent Office, Hong Kong, South Korea, Japan and China and one Patent Cooperation Treaty application pending that is not yet in the national phase.

Trade Secrets

We protect our trade secrets and other confidential business information of any type by requiring our employees, contractors, customers and others who develop intellectual property (including confidential information) in the course of their work for us or to whom we disclose our confidential information to execute non-disclosure agreements, and we have implemented security protocols to protect our systems.

Copyrights

The software components of our BMS are protected by our copyrights from unauthorized adaptation, duplication or distribution.

Research and Development

The primary areas of focus of our R&D efforts have been thermal management for enhanced performance, longevity and safety; micro-laser welding manufacturing processes for higher throughput and more efficient use of floor space; BMS configurability to quickly and efficiently integrate our battery packs into customer platforms; and unique battery state monitoring and control algorithms for enhanced performance and safety.

Thermal Management

Our patent pending extruded cold plate is exceedingly thin and lightweight, yet sufficiently rigid to serve as a structural member. Its unique design has enabled us to increase the energy density and safety of our batteries and to manufacture them at lower cost. In addition, our proprietary bonding materials enhance thermal control effectiveness and electrical safety.

Our R&D teams are also working on entirely new thermal management technology for possible use in future generations of our products. Our patent pending innovations include the use of a cooling rod inside the battery cell and a vapor chamber and wick to draw heat using phase change technology. These initiatives are intended to enhance further the performance and safety of our next-generation products.

Micro-Laser Welding

Our patented micro-laser welding technology eliminates the need to extrude and solder wires. This technology greatly simplifies assembly processes, enabling us to configure our assembly lines for new products quickly and efficiently while increasing throughput and using floor space more efficiently. It also facilitates the efficient commercialization of product variations by shortening the development time for new system voltage configurations.

BMS

Our BMS is highly configurable, accommodating systems that are as small as 12 volts to as large as 1,000 volts. As a result, we are able to integrate our battery packs into customer platforms quickly and efficiently, without rebuilding or redesigning.

Additionally, our engineers have developed unique estimation and control algorithms that improve mileage through more accurate battery state monitoring and optimized charge and discharge cycles. They also enhance safety by early detection and remediation of hazardous conditions.

Customers and Backlog

We currently serve sixteen customers in North America. Our existing customers include leaders in the electric vehicle sector, as well as companies committed to reducing the overall environmental impact and fuel costs of their owned and operated truck and bus fleets. Our customers include commercial and high-performance electric vehicle manufacturers, fleet operators, and automobile and recreational vehicle  manufacturers. We supply automotive OEMs and fleet customers. Several of our customers have diverse vehicle offerings spanning multiple weight classes, or they operate across continental boundaries.  In those cases, batteries may be supplied by the BorgWarner JV as well as directly by Romeo.

Our customers value safety, serviceability, and energy density. Our systems are the safest as a result of the cell selection and the material configuration in the module and pack. We have single cell or multiple cell fault tolerance, which means during an incident, when a cell or multiple cells go into a thermal runaway, the propagation is contained. We also have the highest energy density in the market today, and, due to our BMS software and modular design specifications, we are able to service our packs for specific module replacements instead of full pack replacement. In addition, by design, our electronics and junction box are serviceable and easy to access.

We also have the capabilities to tailor our modular products to our customers’ application. An example of one application-specific important feature is the ability to recover energy during braking for trucks. The combination of cell selection, together with our thermal management interface, allows us to recover max load braking for 10 continuous minutes—the highest in the industry—and represents the scenario of a truck going down a mountain to reach the coastline.

Target Customers

Our business targets large truck and bus fleet customers with established sustainability goals, as well as fleets operating along dedicated routes located in regions offering strong incentives for delivering zero-emission vehicles. We also are seeking to expand our market share in the European commercial electric vehicle and high-performance, luxury electric vehicle industry through the BorgWarner JV.

Key Customers

Our current customers are located in North America. Our key customers include the following:

Nikola Motor Company

Nikola Motor Company (NASDAQ: NKLA) (“Nikola”) is a leading hybrid commercial truck manufacturer based in Phoenix, Arizona. We have a supply agreement dated August 28, 2020, to provide battery modules and packs, both custom and off-the-shelf, for Nikola’s electric trucks. The agreement requires us to develop a custom battery pack design using our off-the-shelf modules and battery management system. It also requires us to manufacture battery packs based on such custom design with the support of the BorgWarner JV. The term of the agreement runs until three years after we complete such design and commence commercial production of the custom battery packs. Nikola is committed to purchase approximately $243 million of battery modules and packs, subject to our compliance with customary quality and delivery requirements. The agreement does not specify financial penalties or minimum payment amounts if Nikola fails to satisfy its purchase commitment. If Nikola were to breach its minimum purchase commitment (for reasons other than our serious quality control deficiencies or failure to perform our obligations under the agreement), then we would have customary remedies for breach of contract, subject to an agreed limitation on damages of amounts paid or payable under the agreement in the 12 months before such breach occurs.

Lightning Systems

Lightning Systems, Inc. (“Lightning”) designs and manufactures zero-emission all-electric powertrains for medium- and heavy-duty vehicles, including delivery trucks, shuttle buses, passenger vans, chassis-cab models, and city transit buses. We have a supply agreement dated July 13, 2020, to supply off-the-shelf battery modules and packs across Lightning’s electric vehicle portfolio. The initial term of the agreement runs through December 31, 2024, with automatic one-year renewals unless either party decides not to renew. Lightning is committed to purchase approximately $56 million of battery modules and packs during the initial term, subject to our successful conclusion of customary tests of our products. If Lightning’s orders fall short of its commitment, it would be required to pay a make-whole payment based on the amount of its shortfall.

Lion Buses Inc.

Lion Buses Inc. (“Lion”) is a leading battery electric bus and truck manufacturer based in Saint-Jérôme, Canada. On November 2, 2020, we entered into a purchase agreement with Lion to supply it battery modules and packs, with a minimum purchase commitment of approximately $234 million of battery modules and packs during the five-year initial term of the agreement. Lion’s purchase obligation is conditioned on Lion completing a customary technical and manufacturability assessment, commonly known as a failure mode and effects analysis (“FMEA”). The FMEA was completed in early 2021.  We committed to using our best commercial efforts to have our fleet manager partners purchase Lion vehicles.

BorgWarner JV

The BorgWarner JV is a joint venture between us and a subsidiary of Tier 1 automotive supplier BorgWarner to manufacture and sell battery packs and modules to manufacturers of electric commercial vehicles outside North America and of other electric vehicles globally. Under our agreements with BorgWarner and the BorgWarner JV, we provide engineering services to support R&D activities and are entitled to receive royalties based on products sold by the BorgWarner JV. Consequently, the BorgWarner JV is considered to be one of our key customers. See the section entitled “Business— Joint Venture with BorgWarner” for a more complete summary of the terms of the BorgWarner JV.

Customer Concentration

Historically, we have been dependent on a limited number of customers for a significant portion of our revenue. For the year ended December 31, 2020, BorgWarner JV engineering services revenue accounted for 35% of our total revenue, and Nikola and Hexagon Purus AS accounted for approximately 28% and 27% of our total revenue, respectively. For the year ended December 31, 2019, Agility Fuel Systems LLC and Zume, Inc. together accounted for approximately 74% of our total revenue, and the BorgWarner JV engineering services revenue accounted for 23% of our total revenue. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future although over time we expect greater customer diversification. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business.

Customer Backlog

We define contracted revenue (or “backlog”) as revenue expected to be received under our existing customer contracts from sales of battery packs, modules, battery management system software and services not yet built and delivered or provided. As of December 31, 2020, we had a backlog of approximately $555 million. For $312 million out of the $555 million of backlog related to minimum quantity purchase commitments, if the customers do not follow through on their minimum purchase commitments, we would receive a maximum of $293 million under certain make-whole provisions included in these contracts. For the remaining $243 million of backlog related to minimum quantity purchase commitments included in these contracts, if the customers do not follow through on their minimum purchase commitments, we would seek damages through customary remedies for breach of contract. The portion of our backlog as of December 31, 2020, that is expected to be recognized in the twelve-month period following December 31, 2020 is approximately $23.4 million. The remaining backlog balance of approximately $532 million is expected to be recognized between 2022 and 2024. The difference between our backlog and our minimum revenue that would be received in satisfaction of take or pay minimum order commitments reflects that our backlog does not represent a guarantee that our customers will complete purchases of our products and services in the quantities that we anticipate, and some of our contracts allow our customers to purchase in smaller quantities with certain minimum order penalties. Backlog includes the total value of our existing customer contracts and includes products that are within the scope of the license granted to the BorgWarner JV, based on the types of customer vehicles in which the products will be used. To the extent that those products are fulfilled by the BorgWarner JV, or pursuant to an agreement with the BorgWarner JV, we may not recognize the full amount of such contracted backlog as revenue. All contracted revenue amounts also assume continued performance of our contractual obligations and satisfaction of customary testing and quality required under each customer contract.

Competition

The energy technology and energy storage industry is highly competitive, and new regulatory requirements for vehicle emissions, technological advances, and shifting customer demands are causing the industry to evolve towards zero-emission solutions. We believe that the primary competitive factors in the market include, but are not limited to:

●	total cost of ownership (“TCO”);
●	safety, reliability and quality;
●	gravimetric and volumetric energy density;
●	product performance and uptime;
●	charging characteristics;
●	technological innovation;
●	comprehensive solution from a single provider;
●	ease of integration; and
●	service options.

Similar to traditional OEMs in the passenger vehicle market, incumbent commercial transportation OEMs are burdened with legacy systems and the need to generate sufficient return on existing infrastructure, which has created a reluctance to embrace new zero-emission drivetrain technology. This reluctance creates opportunity for us and has allowed us to gain a significant head start against our competition. We believe the global push for lower emissions combined with vast technological improvements in fuel cell and battery-electric powertrain technologies have encouraged well-established vehicle manufacturers to begin investing in zero-emission vehicle platforms.

Our key competitors include battery pack producers like AKASOL AG and Kreisel Electric. The strong vertical position of cell suppliers like Contemporary Amperex Technology Co., Limited (CATL) and Samsung SDI reinforces the value of our cell agnostic strategy. We believe that we are positioned to compete favorably in the market for electric vehicle battery packs. Although we do not have the same name recognition or operating histories as many of our competitors, we are free from the burden of legacy infrastructure and design. We have the benefit of a head start and the advantage of beginning from a blank slate, which is critical when introducing revolutionary technology.

Our competitive advantages include the highest energy density, longest range, and fastest charge time. Our battery packs have high stability and superior thermal management. Our high volume of U.S.-based manufacturing, and competitive TCO are also key differentiators in the market.

Our high safety requirements are a significant strategic advantage and a major selling point against the competition. Our safety methodology is verified both internally, and by independent external entities like Underwriters Laboratories. Further, our design capabilities, advanced proprietary technology, and the flexibility to manufacture to design allows us to supply customers with exactly what they need at a low cost.

Suppliers

Our products use parts that are sourced from suppliers across the world. We have developed close relationships with vendors of key components of our battery products, in particular battery cells. We also work closely with suppliers to develop novel materials or configurations for specifically desired functionality within our system design. Certain components purchased from suppliers are common across our product lines, allowing us to take advantage of pricing efficiencies from economies of scale.

The price we pay for battery cells depends on a number of factors, including material grades of chemistry selected for cell recipe, volumes, long-term commitment, logistics and shipping, and tariffs. The cost of battery cells also depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. Costs for these raw materials have increased due to higher production costs and demand surges in the EV market which may reduce our profitability if we cannot recoup the increased costs through our products or services. See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Current Market Conditions" for additional information.

Samsung

Samsung is a leading global supplier of electrical products and components. Through its supply of battery cells to Romeo, Samsung currently supports our electric vehicle (“EV”) program and is a candidate for stationary storage (“ESS”) applications. Samsung offers cylindrical and prismatic products.

LG Energy Solution

LG Energy Solution is a newly formed subsidiary of LG Chem Ltd., the largest Korean chemical company headquartered in Seoul, South Korea. LG Energy Solution supplies Romeo with battery cells, offers cell selection for both EV and non-EV programs and is an ESS candidate. LG Energy Solution offers cylindrical and pouch products.

BAK

BAK is a leading battery cell provider headquartered in Shenzhen, China. BAK supplies Romeo with battery cells, offers cell selection for both EV and non-EV Programs and is an ESS candidate. BAK offers cylindrical products.

Manufacturing and Production

Our state-of-the-art factory and design and testing labs are capable of producing 7 GWh. Our manufacturing facility can produce battery packs and modules quickly and reliably to meet our customers’ volume requirements. Our trained employees are veterans of renowned technology companies from California and automotive OEMs, and they are passionate about producing industry-leading battery modules and packs. Before leaving our facility, all modules and packs are tested according to stringent industry standards. Our facility is located close to port and intermodal transport networks for quick delivery.

Our designs are optimized and inherently flexible for high-rate manufacturing on the same automated lines. Our trained technicians provide drop-in solutions for our customers’ vehicles by assembling our modules into custom high-capacity battery pack configurations. Single shift capacity easily scales to meet the quality and time of delivery demanded by our customers. ISO 9001 certification guarantees that our packs are built to meet our customers’ specific power needs with the strict adherence to quality every step of the way that assures long-term reliability.

Automation of critical assembly steps coupled with patented component designs makes our module production process economical, reliable, and able to meet aggressive production timelines. Our state-of-the-art laser welder combines vision-based guidance and precision fixturing to pinpoint an exact weld location on each battery cell. The welds connecting the cells are made at light speed, creating a repeatable, reliable, and vibration-resistant interconnection.

We have constructed a robust test plan strategy to characterize module performance, product life, construction and design. Our proprietary test plans, developed from past experience in automotive, aerospace, space and consumer electronics industries, specifically for battery applications and systems set us apart. We have a state-of-the-art in-house test lab offering comprehensive testing services for the entire product development lifecycle.

Our full range of test capabilities includes:

●	mechanical, environmental, and electrical testing;
●	engineering, qualification, and production testing for single cell, module and pack level battery systems;
●	system characterization testing including: resonant searches, shock response, system temperature saturation identification, and battery performance;
●	comprehensive failure analysis (“FA”) solutions including: cross section imaging, cell tear downs and FA reports; and
●	test consulting and documentation services including: test plan development, test procedure development, test fixture design, and automated test equipment development.

No module or pack is considered complete until its functional and electrical characteristics are verified. Our state-of-the-art testing systems verify all critical specifications to assure everything is fully functional as intended and ready to plug into an electric vehicle.

Designing safe, reliable and robust systems with in-depth battery research means ensuring our customers’ standards are met at every step throughout the entire product maturity, development, and production process. As packs come off the production line, failure analysis includes:

●	crush/impact;
●	penetration;
●	short circuit;
●	cell spacing; and
●	cell-to-cell & module-to-module passive propagation resistance.

Sales and Marketing

We have the technology, manufacturing knowledge and determination to maximize our market share in the United States, Mexico and Canada. We have similar aspirations within the BorgWarner JV for Europe and Asia. We take an insight-driven, strategic approach to our go-to-market strategy. Sales activities are generally carried out by our full-time sales employees. We believe that our relationships with existing customers are strong, both with the incumbents and new entrants in the commercial vehicle market. As our customers’ product pipeline expands, these entities will continue to be a source of organic growth. We will hire additional sales staff throughout 2021 to increase substantially our presence at battery technology expos and provide regular thought leadership in industry publications.

Research and Development

Our R&D activities primarily take place at our manufacturing facility in Vernon, California.

The primary areas of focus for R&D include, but are not limited to, thermofluidics, materials science, stress engineering, cell chemistry, process technology, dissimilar metal joining, electronics, algorithms and safety. We undertake significant testing and validation of our products in order to ensure that we will meet the demands of our customers. We expect our R&D expenses to increase for the foreseeable future as we continue to invest in R&D activities to expand our product offering for both the U.S. and the European markets.

Employees

As of December 31, 2020, we had 165 employees based primarily in the greater Los Angeles area, of which 164 were full-time employees. A majority of our employees are engaged in product design, development, and manufacturing. Our targeted hires typically have significant experience working for well-respected original equipment manufacturers, energy technology, engineering firms and software companies. Our current employee base has extensive engineering and product launch experience across technologically driven mobility products. None of our employees is either represented by a labor union or subject to a collective bargaining agreement.

Government Regulation

Environmental, Health and Safety Regulations

Facility Operations

We operate from a single, dedicated electric vehicle battery pack manufacturing facility located in Vernon, California. Operations at our Vernon, California facility are subject to a variety of environmental, health and safety regulations, including those governing the generation, handling, storage, use, transportation, and disposal of hazardous materials. To conduct our operations, we have to obtain environmental, health, and safety permits and registrations and prepare plans. We are subject to inspections and possible citations by federal, state, and local environmental, health, and safety regulators. In transit, lithium-ion batteries are subject to rules governing the transportation of “dangerous goods.”  We have policies and programs in place to assure compliance with our obligations (for example, machine guarding, hot work, hazardous material management and transportation). We train our employees and conduct audits of our operations to assess our fulfillment of these policies.

We are also subject to laws imposing liability for the cleanup of releases of hazardous substances. Under the law, we can be liable even if we did not cause a release on real property that we lease. We believe we have taken commercially reasonable steps to avoid such liability with respect to our leased Vernon facility. Our facility is located in the city of Vernon, California, which is well known for its long industrial history. As with many sites in Vernon, there is onsite contamination below our facility in the form of soil vapors. However, there is currently no requirement to investigate or remediate this onsite contamination. Since we began operations at the Vernon facility in 2017, we have no reason to believe that our operations contributed to the contamination or otherwise caused any onsite releases. Liability to address these historical conditions rests primarily with the landlord of the Vernon facility and companies that originally released contaminants causing the soil vapors. However, as noted above, we could be held liable in certain limited circumstances as the lessee and operator of the Vernon facility. Ultimately, we do not believe that these soil vapor conditions represent a material risk.

Product Stewardship

We recognize that large-scale global adoption of lithium-ion batteries will require cost-effective recycling processes. Accordingly, we have a product stewardship program that addresses both ease of disassembly of our battery packs and collection. Balancing necessary ease of battery disassembly with safety and durability requirements, our battery packs’ layered design and low content of adhesives make separation processes less complex and recycling more cost effective. Romeo battery packs can have a “second life” as refurbished batteries or for use in stationary storage application for which reduced performance capability is acceptable.

We have also formed a collaborative arrangement with HBR, an affiliate of HES, for the collection of our battery packs for recycling. HES has a long history of recycling all types of batteries. See the section entitled “Business—Collaborative Arrangement with Heritage.”

Buy America

The U.S. “Buy America” requirements impose price differentials or prohibitions on procurement of products purchased under certain U.S. government programs. The price differentials or prohibitions apply to products that are not produced in the U.S. or that do not contain U.S. components making up at least 50% of the total cost of all components in the product. Our products are designed and manufactured in the U.S. and qualify as “domestic origin” for purposes of “Buy America” requirements, which offers us an advantage to supply to customers who are subject to such requirements.

Available Information

We file reports with the SEC and we make available on our website under “Investor Relations” free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.romeopower.com. The SEC also maintains an Internet site that contains our reports, proxy and information statements, and other information at www.sec.gov.

References to our website and the SEC’s website in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, such websites. Such information should not be considered a part of this report, unless otherwise expressly incorporated by reference in this report.

Item 1A.    Risk Factors

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report and other reports and filings made with the SEC in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. You should also refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

Risk Factors Summary

Risks Related to our Business and Industry

●	Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
●	Our operations may be adversely affected by the COVID-19 pandemic, and we face risks that could impact our business.
●	We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.
●	We are dependent on a limited number of customers for a significant portion of our revenues.
●	Many of our target customers are large commercial vehicle OEM customers and large volume customers, and the failure to obtain such customers, loss of sales to such customers or failure to negotiate acceptable terms in contract renewal negotiations could have an adverse impact on our business.
●	Under certain circumstances, our customers can cancel or terminate our contracts.
●	If any of our battery products fails to perform as expected, our ability to develop, market and sell our current products or future technology could be harmed.
●	We operate in an extremely competitive industry and are subject to pricing pressures. Further, many other battery manufacturers have significantly greater resources than we have.
●	Entering into strategic alliances, such as our joint venture with BorgWarner, and relying on third-party manufacturing expose us to risks.
●	We may be restricted from growing sales of battery packs beyond those that we can produce in our current manufacturing facility.
●	BorgWarner indirectly controls our R&D budget and critical R&D activities and priorities, which may require us to divert R&D resources away from activities that would grow our business in non-mobility sectors.

●	BorgWarner has rights in Legacy Romeo’s intellectual property, and the option to expand such rights under certain circumstances.
●	Legacy Romeo must disclose all of its technology to BorgWarner and may not be able to (i) effectively monitor whether BorgWarner is using such technology in accordance with applicable restrictions or (ii) obtain adequate compensation for any infringement or misappropriation of our intellectual property rights in such technology.
●	BorgWarner could obtain a broad commercial license to Legacy Romeo’s intellectual property in the event of its insolvency or breach of any debt covenant.
●	Our interest in the BorgWarner JV and the Legacy Romeo intellectual property are pledged to BorgWarner to secure Legacy Romeo’s performance of all of its obligations to BorgWarner relating to the BorgWarner JV.
●	BorgWarner will have a call option to purchase our interest in the BorgWarner JV for an amount that may be less than the value that we could obtain for such interest on the open market.
●	BorgWarner’s recent announcement of its intent to acquire one of our competitors, which we are currently evaluating.
●	We are dependent on our suppliers to fulfill our customers’ orders, and if we fail to manage our relationships effectively with, or lose the services of, these suppliers and we cannot substitute suitable alternative suppliers, our operations would be materially adversely affected.
●	Increases in costs, disruption of supply or shortage of any of our battery components, such as cells, electronic and mechanical parts, or raw materials used in the production of such parts, could harm our business.
●	Our failure to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors or a decrease in demand for our battery packs and modules due to substitute products.
●	If we cannot continue to develop new products in a timely manner and at favorable margins, we may not be able to compete effectively.
●	Developments in alternative technology may adversely affect the demand for our battery modules, packs, and BMS for electric vehicles.
●	Manufacturing or use of our products may cause accidents, which could result in significant production interruption, delay or claims for substantial damages.
●	We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
●	As components of electric vehicles, our products as installed in the products of our customers are subject to motor vehicle standards, and the failure of the vehicles to satisfy such mandated safety standards could have a material adverse effect on the demand for our products, our business and our operating results.
●	Future product recalls could materially adversely affect our business, prospects, financial condition and operating results.
●	Third-party claims or litigation alleging infringement of patents or infringement or misappropriation of other proprietary rights, or seeking to invalidate our patents may adversely affect our business.

●	We are currently dependent on a single manufacturing facility. If our facility becomes inoperable, we will be unable to produce our battery products and our business will be harmed.
●	Our operations are subject to a variety of environmental, health and safety rules that can bring scrutiny from regulatory agencies and increase our costs.
●	Our battery packs and BMS rely on software and hardware that are highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.
●	We rely on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Risks Related to Ownership of Our Common Stock

●	The price of our common stock, $0.0001 par value per share (“Common Stock”), may be volatile.
●	Ownership of our Common Stock is concentrated, and as a result, certain stockholders may exercise significant influence over us.

General Risk Factors

●	Failure to fully implement and maintain adequate financial, information technology and management processes and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies, which could lead to errors in our financial reporting and adversely affect our business.

For a more complete discussion of the material risks facing our business, see below.

Risks Related to Our Business and Industry

Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early-stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, financial condition, and operating results will be materially and adversely harmed. Legacy Romeo was incorporated in June 2014 and has a very limited operating history on which investors can base an evaluation of our business, prospects, financial condition and operating results. We derive, and intend to continue to derive, the majority of our revenues from the sale of our battery packs, modules, and battery management systems. As of December 31, 2020, we had a backlog (as defined below) of approximately $555 million. For $312 million out of the $555 million of backlog related to minimum quantity purchase commitments, if the customers do not follow through on their minimum purchase commitments, we would receive a maximum of $293 million under certain make-whole provisions included in these contracts. For the remaining $243 million of backlog related to minimum quantity purchase commitments included in these contracts, if the customers do not follow through on their minimum purchase commitments, we would seek damages through customary remedies for breach of contract We define contracted revenue (or “backlog”) as revenue expected to be received under our existing customer contracts from sales of battery packs, modules, battery management system software and services not yet built and delivered or provided. The difference between our backlog and our minimum revenue that would be received in satisfaction of take or pay minimum order commitments reflects that our backlog does not represent a guarantee that our customers will complete purchases of our products and services in the quantities that we anticipate, and some of our contracts allow our customers to purchase in smaller quantities with certain minimum order penalties. In addition, backlog includes the total value of our existing customer contracts and includes products that are within the scope of the license granted to the BorgWarner JV, based on the types of customer vehicles in which the products will be used. To the extent that those products are fulfilled by the BorgWarner JV, or pursuant to an agreement with the BorgWarner JV, we may not recognize the full amount of such contracted backlog as revenue. Although we have attempted to de-risk such backlog through minimum value commitments in existing contracts, there are no assurances that we will be able to maintain our current customers or supplier relationships, or secure future business with customers, such as major commercial vehicle OEMs, trucking companies and other fleet owners.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial condition could be materially affected.

Our operations may be adversely affected by the COVID-19 pandemic, and we face risks that could impact our business.

Since the first quarter of 2020, there has been a worldwide impact from the COVID-19 pandemic. The World Health Organization (“WHO”) declared a global emergency on January 30, 2020 with respect to the outbreak, and several countries have initiated travel restrictions, closed borders and given social distancing directives, including instructions requiring “shelter-in-place.”  These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect the ability of our employees to visit and qualify new production suppliers, may make it such that we are unable to obtain sufficient components or raw materials and component parts on a timely basis or at a cost-effective price or may significantly hamper our products from moving through the supply chain.

Our global business could be adversely affected by risks associated with public health crises and epidemics/pandemics, such as COVID-19. We rely on our production facilities, as well as third-party suppliers, in the United States, Europe and Asia, which have been significantly impacted by COVID-19. This outbreak has resulted in the extended shutdown of certain businesses in many of these countries, which may result in disruptions or delays to our supply chain and significant disruptions to our customer base. Any disruption in these businesses will likely impact our sales and operating results. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees including temporarily requiring some employees to work remotely and implementing social distancing protocol for all work conducted onsite. We have suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. Business disruptions elsewhere in the world could also negatively affect the sources and availability of components and materials that are essential to the operation of our business in the United States, Europe, and Asia. In 2020, COVID-19 had a limited adverse impact on our operations, supply chains and distribution systems, but did result in our sustaining higher losses on raw materials than we had previously expected. However, many regions, particularly the Southern California region where our operations are principally located, have from time to time experienced increases in COVID-19 cases and governmental authorities have responded by implementing temporary closures, lockdowns and restrictions to combat COVID-19. These increases in COVID-19 cases and restrictions may have negative impacts on our operations, including our product development timelines, supply chains and distribution systems in 2021 and beyond. In addition, our efforts to qualify new suppliers, particularly in Asia, have been postponed indefinitely, which delay has required us to continue using higher cost components for our products. Because of travel restrictions, we are not able to visit many prospective customers in person, which could delay the sales conversion cycle. Due to these precautionary measures and resulting global economic impacts, we may experience significant and unpredictable reductions in demand for certain of our products. The degree and duration of COVID-19’s impact on our business, our operations, and the global economy as a whole, are unknown at this time. However, the effects could have a material impact on our results of operations, and we will continue to monitor the situation closely.

We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the New York Stock Exchange (the “NYSE”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports. Nevertheless, all internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Although management has not completed its assessment regarding internal control over financial reporting as of the date of this Annual Report, management has identified, as of December 31, 2020, the following material weaknesses in its internal controls: (i) inadequate segregation of duties, including review and approval of journal entries; and (ii) lack of sufficient technical accounting resources.

Our management has concluded that these material weaknesses in our internal control over financial reporting are due to the fact that, prior to the completion of the Business Combination, Legacy Romeo was a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee its business processes and controls. As a company with limited accounting resources, a significant amount of management’s time and attention has been and will be diverted from our business to ensure compliance with these regulatory requirements.

If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could be adversely affected and we could become subject to litigation or investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources. We have engaged a national accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO. Management is working to complete its assessment of the design and operating effectiveness of its internal control over financial reporting and expects to develop a plan to complete the remediation of the deficiencies described above during 2021.

Our business and future growth depends on the growth in demand for electric vehicles, hybrid vehicles and alternative fuel.

As the demand for our products is directly related to the market demand for electric vehicles, a fast-growing e-mobility market will be critical to the success of our business. In anticipation of an expected increase in the demand for electric vehicles in the next few years, we have developed our manufacturing facility and sought long-term strategic partnerships, such as our strategic alliance with Tier 1 automotive supplier BorgWarner. However, the markets we have targeted, primarily those in North America (North American commercial vehicles Classes 6 through 8) and Europe (European commercial and high-performance vehicles), may not achieve the level of growth we expect during the time frame projected. If either of these markets fails to achieve our expected level of growth, we may have excess production capacity and may not be able to generate enough revenue to obtain profitability. If the market for alternative fuel, hybrid vehicles and electric vehicles does not develop at the rate or in the manner or to the extent that we expect, or if critical assumptions that we have made regarding the efficiency of our energy solutions are incorrect or incomplete, our business, prospects, financial condition and operating results could be harmed.

Our future depends on the needs and success of our customers, as well as the demand for our customers’ products or services.

The demand for our battery products will ultimately depend on our end-market users. Decisions to purchase our battery packs, modules, and BMS may depend on the performance of the industries of our customers and if demand for output in those industries decreases, then the demand for our products may decrease as well. Demand in these industries is impacted by numerous factors, including, but not limited to, commodity prices, infrastructure spending, consumer spending, customer fleet ICE replacement schedules, travel restrictions, fuel costs, energy demands, municipal spending and government mandates and incentives. Increases or decreases in these variables may significantly impact the demand for our products. If we are unable to predict demand accurately, we may be unable to meet our customers’ needs, resulting in the loss of potential sales, or we may produce excess products, resulting in increased inventories and overcapacity in our production facilities, increasing our unit production cost and decreasing our operating margins.

Further, our customers’ inability to market and sell their products or services successfully, whether from lack of market acceptance or otherwise, could materially and adversely affect our business and prospects because such customers may not order new or additional products from us. If we cannot achieve the expected level of sales, we will not be able to make sufficient profits to offset the expenditures we have incurred to expand our production capacity, nor will we be able to grow our business. Accordingly, our business, financial condition, results of operations and future success would be materially and adversely affected.

We are currently dependent on a limited number of customers for a significant portion of our revenues.

We are currently dependent on a limited number of customers for a significant portion of our revenue. For the year ended December 31, 2019, Agility Fuel Systems LLC and Zume, Inc. together accounted for approximately 74% of our total revenue, and the BorgWarner JV engineering services revenue accounted for 23% of our total revenue. For the year ended December 31, 2020, BorgWarner JV engineering services revenue accounted for 35% of our total revenue, and Nikola and Hexagon Purus AS accounted for approximately 28% and 27% of our total revenue, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products or if we lose a single dominant customer due to reasons out of our control. Although we anticipate greater customer diversification over time, we expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline and our results of operations could be adversely affected.

Our customers may fail to fulfill their purchase commitments.

Our order backlog currently consists of commitments by a small number of customers to purchase hundreds of millions of dollars of our products over the next several years. Our customers operate in a relatively new industry of commercial vehicles powered by electric batteries and have based their commitments to us on assumptions that sales in their industry will experience considerable growth over the next several years and that they will capture a significant portion of those sales. Further, those customers do not yet have a track record of profitability and may need to rely partially on invested capital to fulfill their commitments to us, and the products of those customers have not yet demonstrated broad market acceptance. If the market for commercial vehicles powered by electric batteries does not grow as expected, if some of our major customers fail to obtain necessary financial backing, or if their products are not widely accepted by the market, those customers may fail to satisfy their minimum purchase commitments to us. In that event, our revenue and profitability could be adversely effected.

Many of our target customers are large commercial vehicle OEM customers and large volume customers, and the failure to obtain such customers, loss of sales to such customers or failure to negotiate acceptable terms in contract renewal negotiations could have an adverse impact on our business.

Although we intend to sell predominantly to commercial vehicle OEMs and other large volume customers, we may not be able to establish or continue our relationships with such OEMs or large volume customers if customer demand is not as high as we expect or if commercial vehicle OEMs face pressure or contractual obligations from their existing suppliers not to purchase our products. We may enter into long-term contracts with certain of these commercial vehicle OEMs and other large volume customers who have substantial bargaining power with respect to price and other commercial terms, and any long-term contracts would be subject to renegotiation and renewal from time to time. Failure to obtain new customers, maintain existing customers, loss of all or a substantial portion of sales to any future or current customers for whatever reason (including, but not limited to, loss of contracts or failure to negotiate acceptable terms in contract renewal negotiations, loss of market share by these customers, insolvency of such customers, reduced or delayed customer requirements, plant shutdowns, strikes or other work stoppages affecting production by such customers) or continued reduction of prices to these customers could have a significant adverse effect on our financial results and business prospects. There can be no assurance that we will be able to obtain large volume customers, maintain our current large volume customers, not lose all or a portion of sales to any future large volume customers, or offset any reduction of prices to these customers with reductions in our costs or by obtaining new contracts.

The level of any future sales to commercial vehicle OEMs, including the realization of future sales from awarded business or obtaining new business or customers, is inherently subject to a number of risks and uncertainties, including the number of vehicles that these commercial vehicle OEMs actually manufacture and sell. Further, to the extent that the financial condition, including bankruptcy or market share, of any of our largest customers deteriorates or their sales otherwise continue to decline, our business, prospects, financial condition and operating results could be adversely affected. Accordingly, we may not in fact realize all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our business, prospects, financial condition and operating results.

We may not be able to engage target customers successfully and to convert such contacts into meaningful orders in the future.

Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to identify target customers and convert such contacts into meaningful orders or expand on current customer relationships. In some cases, our battery products have been delivered to certain customers on an early trial deployment basis, where such customers have the ability to evaluate whether our products meet their performance requirements before such customers commit to meaningful orders.

In addition to new customers, our future success depends on whether our current customers are willing to continue using our battery products as well as whether their product lines continue to incorporate our products. As our customers expand their product lines, we hope to be the primary supplier for their fleets. Our products are fully customizable and our R&D efforts strive to create products that are on the cutting edge of technology, but competition in our industry is high. To secure acceptance of our products, we must constantly develop and introduce longer-range and more cost-effective batteries with enhanced functionality and performance to meet evolving industry standards. If we are unable to meet our customers’ performance requirements or industry specifications, retain target customers, or convert early trial deployments into meaningful orders, our business, prospects, financial condition and operating results could be materially adversely affected.

Under certain circumstances, our customers can cancel or terminate our contracts.

We have ongoing arrangements with our customers and target customers. Some of these arrangements are evidenced by non-binding letters of intent and memoranda of understanding, early-stage agreements that are used for design and development purposes but will require renegotiation at later stages of development or production or master agreements that have yet to be implemented under separately negotiated statements of work, each of which could be terminated or may not materialize into next-stage contracts or long-term contract partnership arrangements. For instance, we have entered into non-binding letters of intent or memoranda of understanding with certain commercial vehicle companies in the United States and Canada. If these arrangements are terminated or if we are unable to enter into next-stage contracts or long-term operational contracts, our business, prospects, financial condition and operating results may be materially adversely affected.

If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry or are subject to negative publicity, then our financial condition, operating results, business prospects and access to capital may suffer materially.

Customers may be less likely to purchase our battery products if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our products, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, customer unfamiliarity with our battery products, any delays in scaling production, delivery and service operations to meet demand, competition, future changes in the evolving hybrid electric and electric vehicle market or uncertainty regarding our production and sales performance compared with market expectations.

If any of our battery products fails to perform as expected, our ability to develop, market and sell our current products or future technology could be harmed.

Our products, such as our battery modules, packs and BMS, could contain defects in design and production that may cause them not to perform as expected or to require repair. We currently have a limited frame of reference by which to evaluate the performance of our products upon which our business prospects depend. There can be no assurance that we will be able to detect and fix any defects in our battery products. We may experience recalls in the future, which could adversely affect our brand and could adversely affect our business, prospects, financial condition and operating results.

Further, our products may not perform consistent with customers’ expectations or consistent with other vehicles that may become available. Any product defects or any other failure of our battery modules, packs and software to perform as expected could harm our reputation and result in lost revenue, delivery delays, product recalls, negative publicity, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by other alternative fuel commercial vehicle companies or electric consumer vehicles could, by association, have a negative impact on public perception and customer demand for our products.

We operate in an extremely competitive industry and are subject to pricing pressures. Further, many other battery manufacturers have significantly greater resources than we have.

We compete with a number of major international manufacturers and distributors, as well as a number of smaller, regional competitors. We expect competition to become more intense as our end-markets transition to zero-emission transportation. Increased competition may result in declines in average selling prices of our products, causing a decrease in margins. Due to excess capacity in some sectors of our industry and consolidation among industrial battery purchasers, we may be subjected to significant pricing pressures.

Many of our competitors have greater financial, personnel, technical, manufacturing, marketing, sales and other resources than we do, which may place us at a competitive disadvantage. In addition, certain of our competitors may have a lower overall cost structure. As a result, these competitors may be in a stronger position to respond quickly to market opportunities, new or emerging technologies and evolving industry standards. Many of our competitors are developing a variety of battery technologies, such as solid-state batteries and fuel cells, which are expected to compete with our existing product lines. It is possible that our competitors will be able to introduce new products with more desirable features than ours and their new products will gain greater market acceptance. If our competitors successfully do so, we may not be able to maintain our competitive position, and our business and future success would be materially and adversely affected.

Recent and potential future consolidation of companies within our industry may also increase competition and create competitors that enjoy significant advantages resulting from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

We anticipate continued competitive pricing pressure as foreign producers are able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major end markets. Several of our competitors have strong technical, marketing, sales, manufacturing, distribution and other resources, as well as significant name recognition, established positions in the market and long-standing relationships with our industry’s potential customer base. In addition, certain of our competitors may have long-standing relationships with suppliers, which may provide them with a competitive pricing advantage and reduce their exposure to volatile raw material costs. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control and reduce our costs. We cannot assure you that we will be able to continue to control our operating expenses, to raise or maintain our prices or increase our unit volume, in order to maintain or improve our operating results.

Entering into strategic alliances, such as our joint venture with BorgWarner, and relying on third-party manufacturing expose us to risks.

We have entered into, and may in the future enter into additional, strategic alliances, including joint ventures or minority equity investments with various third parties to further our business. For example, in May 2019, Legacy Romeo joined forces with a subsidiary of Tier 1 automotive supplier BorgWarner to form the BorgWarner JV. Our strategic alliance with BorgWarner is intended to give us, through our ownership interest in the BorgWarner JV, an opportunity to benefit from BorgWarner’s and its affiliates’ manufacturing expertise, superior purchasing power with our existing suppliers, and longstanding relationships with many of our target customers. With BorgWarner’s global footprint, we believe we have an opportunity through the BorgWarner JV to significantly and efficiently expand into the European and Asian electric vehicle markets.

While offering potential benefits, these strategic alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the partners and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties, including competitive activities. To the extent any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third-party. For example, if we rely on BorgWarner’s manufacturing facilities, those operations would be outside of our control. We could experience delays if our partners do not meet agreed upon timelines or experience capacity constraints, and in turn, we could lose customers and face reputational harm.

Further, there is risk of potential disputes with partners, and we could be affected by adverse publicity related to our partners whether or not such publicity is related to their collaboration with us. Our ability to successfully build a premium brand could also be adversely affected by perceptions about the quality of our partners’ products. In addition, because we rely on our partners and third parties to meet our quality standards, there can be no assurance that we will successfully maintain quality standards. Any of the foregoing could adversely affect our business, results of operations, financial condition and prospects.

We may be restricted from growing sales of battery packs beyond those that we can produce in our current manufacturing facility.

Legacy Romeo has the right to exploit its own intellectual property pursuant to the IP License that it entered into with BorgWarner at the time BorgWarner invested in Legacy Romeo and the parties formed the BorgWarner JV. However, rights of first refusal in the JV Agreement that Legacy Romeo entered into with BorgWarner limit Legacy Romeo’s right to exploit its intellectual property. Those rights give the BorgWarner JV a right of first refusal to manufacture all of Legacy Romeo’s mobility products, and give BorgWarner a right of first refusal to manufacture all of Legacy Romeo’s stationary products once Legacy Romeo exceeds the projected 6.8 gigawatt hour annual production capacity of our existing manufacturing facility. If the BorgWarner JV exercised its right to manufacture all of Legacy Romeo’s mobility battery products over such annual production capacity limit, Legacy Romeo would benefit from such sales through its ownership of 40% of the BorgWarner JV and through its right to collect a royalty based on the BorgWarner JV’s revenue. Further, if BorgWarner were to exercise its right to manufacture Legacy Romeo’s stationary battery products over such annual production capacity limit, BorgWarner would be required to do so via a joint venture with Legacy Romeo on terms that Legacy Romeo and BorgWarner would negotiate at the time of forming such venture.

The relevant provisions in the JV Agreement and the IP License arguably could be interpreted by BorgWarner to restrict our right to exploit Legacy Romeo’s intellectual property to expand production operations and/or sell products beyond the products that we can manufacture within our projected 6.8 gigawatt hour annual production capacity regardless of whether BorgWarner or the BorgWarner JV exercise their rights of first refusal, which may limit our business growth potential and make our Company less attractive than it otherwise would be to potential investors and/or acquirors.

BorgWarner indirectly controls our R&D budget and critical R&D activities and priorities, which may require us to divert R&D resources away from activities that would grow our business in non-mobility sectors.

Our success depends on our ability to continue to effectively develop our technology and intellectual property through our R&D program. However, Legacy Romeo’s overall annual R&D budget is subject to approval by the JV Board, which BorgWarner controls. Our inability to exclusively determine our own R&D budget may impair our competitiveness.

Further, we have the sole right under the Legacy Romeo intellectual property to commercialize stationary applications anywhere in the world, and the sole right in North America relating to certain recreational vehicles and specialty items. However, generally Legacy Romeo may only allocate 20% of its total R&D spend to activities directed to non-mobility applications. That limitation may impair our ability to effectively pursue non-mobility market opportunities.

Legacy Romeo’s other R&D activities (i.e., activities accounting generally for at least 80% of Legacy Romeo’s total R&D budget) must be focused on technology for use in mobile applications, including vehicles that move on air, in water, on-road, or off-road, and any application that transports people or cargo. Our pursuit of such activities also must be directed, prioritized and approved by the JV Board, and agreed to by Legacy Romeo’s board of directors.

Because the markets in which the BorgWarner JV has an intellectual property license to operate differ from the markets in which Legacy Romeo has an intellectual property license to operate (for example, only the BorgWarner JV is licensed to operate in the market for passenger vehicle batteries), the R&D priorities that we may have apart from our interest in and obligations to the BorgWarner JV may not always align with the R&D priorities of the BorgWarner JV. Further, BorgWarner owns 60% of the BorgWarner JV but only 15.2% of our outstanding Common Stock, so BorgWarner’s portion of any gain in the value of the BorgWarner JV is greater than its portion of any gain in the value of the Company. As a result, by enforcing its contractual rights, the BorgWarner JV could require us to divert our R&D resources away from activities that we believe would most benefit us and towards activities that would primarily benefit the BorgWarner JV.

BorgWarner has rights in Legacy Romeo’s intellectual property, and the option to expand such rights under certain circumstances.

Under the IP License, BorgWarner has a perpetual, irrevocable, worldwide license to use all of Legacy Romeo’s current and future intellectual property. The license is currently limited to noncommercial uses. However, under certain circumstances, such as if Legacy Romeo sells or grants rights under its intellectual property to a direct competitor of either BorgWarner or the BorgWarner JV, if Legacy Romeo is acquired by a direct competitor of either BorgWarner or the BorgWarner JV, or if Legacy Romeo performs certain activities such as R&D in relation to mobility applications without BorgWarner’s approval, BorgWarner would have the right to expand its license to Legacy Romeo’s intellectual property so that the license becomes transferable, sub-licensable and arguably exclusive, enabling BorgWarner to commercialize any products, without any obligation to pay any license or other fee in connection with such license expansion. Because BorgWarner is a large enterprise, the range of automotive businesses that may be considered a direct competitor of BorgWarner is quite broad. Further, BorgWarner may disagree with us as to whether any particular business not already identified is a direct competitor.

Although we would argue, if necessary, that BorgWarner’s expanded license described above would not restrict or limit Legacy Romeo’s rights to sublicense or otherwise exploit the rights granted to Legacy Romeo under the IP License, BorgWarner could argue that, if the license were interpreted as being exclusive, the effect would limit Legacy Romeo’s rights under the IP License.

BorgWarner’s rights to expand the scope of its license under such agreement in the event that Legacy Romeo is acquired by a direct competitor may make our company less attractive than it otherwise would be to potential strategic acquirors and thus impair the value of our Common Stock.

Legacy Romeo must disclose all of its technology to BorgWarner and may not be able to (i) effectively monitor whether BorgWarner is using such technology in accordance with applicable restrictions or (ii) obtain adequate compensation for any infringement or misappropriation of our intellectual property rights in such technology.

Legacy Romeo is obligated to provide the BorgWarner JV and BorgWarner access to all of its proprietary technology, including the source code for our battery management system. It would be possible for BorgWarner to use that technology and related intellectual property without our knowledge or in ways that the IP License does not permit, such as the development of competing products. If this happened, we might have limited monetary remedies available to us given contractual limitations of liability.

BorgWarner could obtain a broad commercial license to Legacy Romeo’s intellectual property in the event of its insolvency or breach of any debt covenant.

If Legacy Romeo becomes insolvent, forms an intent to evaluate potential insolvency proceedings, or breaches any debt covenant that results in an event of default under any debt instrument, or if the BorgWarner JV is dissolved based on any breach by Legacy Romeo of any agreement relating to the BorgWarner JV, then BorgWarner would have the option, to the extent that it is valid and enforceable under applicable law, to convert its license from a noncommercial license to a perpetual, irrevocable, worldwide, transferrable and sub-licensable license to commercialize any products. BorgWarner may elect to obtain such commercial license on a nonexclusive basis by paying three times the then prior year’s Romeo IP Royalty (as defined below) (see the section entitled “Business — Joint Venture with BorgWarner”) or may elect to obtain such commercial license on an exclusive basis (subject to Legacy Romeo’s license from Romeo IP Holdco) by paying five times such Romeo IP Royalty.

Although we would argue, if necessary, that BorgWarner’s exclusive license described above would not restrict or limit Legacy Romeo’s rights to sublicense or otherwise exploit the rights granted to Legacy Romeo under the IP License, BorgWarner could argue that, if such exclusive license is triggered, the effect would be to limit Legacy Romeo’s rights under the IP License.

Our interest in the BorgWarner JV and the Legacy Romeo intellectual property are pledged to BorgWarner to secure Legacy Romeo’s performance of all of its obligations to BorgWarner relating to the BorgWarner JV.

Legacy Romeo has granted security interests to BorgWarner in its ownership interests in the BorgWarner JV and in Romeo IP Holdco (as defined below) (which holds all of Legacy Romeo’s intellectual property), as well as in Legacy Romeo’s intellectual property, to secure its obligations under all of the agreements relating to the formation or operation of the BorgWarner JV, including, but not limited to, its R&D-related obligations. Those security interests may impair our ability to raise debt or equity capital.

BorgWarner will have a call option to purchase our interest in the BorgWarner JV for an amount that may be less than the value that we could obtain for such interest on the open market.

BorgWarner’s subsidiary will have the right at any time after June 28, 2022 to purchase our entire interest in the BorgWarner JV. The purchase price will be the value of our interest as determined by an independent appraiser (the choice of which must be approved by Legacy Romeo and BorgWarner) using standard valuation methodologies taking into account a discount for lack of marketability. The purchase price determined by this method may be less than the amount that we could obtain for our interest in the BorgWarner JV from a willing buyer in an arm’s-length transaction.

BorgWarner recently announced its intent to acquire one of our competitors, which we are currently evaluating.

We learned on February 15, 2021 of BorgWarner’s intention to acquire control of AKASOL AG, a competitor of ours, and we are currently evaluating what such acquisition will mean for the BorgWarner JV and our ongoing relationship and business dealings with BorgWarner with respect to the BorgWarner JV.

We are dependent on our suppliers to fulfill our customers’ orders, and if we fail to manage our relationships effectively with, or lose the services of, these suppliers and we cannot substitute suitable alternative suppliers, our operations would be materially adversely affected.

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our battery modules and packs, such as battery cells, electrical components, electromechanical components, mechanical components and enclosure materials. The inability of our suppliers to deliver necessary components of our battery products at prices and volumes, performance and specifications acceptable to us could have a material adverse effect on our business, prospects, financial condition and operating results. While we plan to obtain components from multiple sources whenever possible, some of the components used in our vehicles may be purchased by us from a single source. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Our third-party suppliers may not be able to meet their product specifications and performance characteristics or our desired specifications, performance and pricing, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our suppliers may be unable to obtain required certifications for their products for which we plan to use or provide warranties that are necessary for our solutions. If we are unable to obtain components and materials used in our battery products from our suppliers or if our suppliers decide to create or supply a competing product, our business could be materially adversely affected.

Increases in costs, disruption of supply or shortage of any of our battery components, such as cells, electronic and mechanical parts, or raw materials used in the production of such parts could harm our business.

From time to time, we may experience increases in the cost or a sustained interruption in the supply or shortage of our components. For example, a global shortage of battery cells is currently being reported, and the full impact to us is yet unknown. Other examples of shortages and component supply disruptions could include the supply of electronic components and raw materials (such as resins and raw metal materials) that go into the production of our components. Any such cost increase or supply interruption could materially and negatively impact our business, prospects, financial condition and operating results. The prices for our components fluctuate depending on market conditions and global demand and could adversely affect our business, prospects, financial condition and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for battery cells. These risks include, but are not limited to:

●	supply shortages caused by the inability or unwillingness of our suppliers and their competitors to build or operate cell production facilities to supply the numbers of cells required to support the rapid growth of the electric vehicle industry as demand for such cells increases;
●	disruption in the supply of cells due to quality issues or recalls by the cell manufacturers;
●	a decrease in the number of manufacturers of cells; and
●	an increase in the cost of raw materials.

We are dependent on the continued supply of battery cells for our products, and we will require substantially more cells to grow our business according to our plans. Currently, we rely on suppliers such as Samsung and LG Energy Solution for these cells. We have to date fully qualified only a very limited number of such suppliers and have limited flexibility in changing suppliers, though we are actively engaged in activities to qualify additional suppliers for use in EV applications.

Any disruption in the supply of battery cells could temporarily disrupt production of our products until a different supplier is fully qualified. Moreover, cell manufacturers may refuse to supply electric vehicle manufacturers if they determine that the vehicles are not sufficiently safe.

The cost of battery cells depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of electric vehicles and energy storage products. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges. Any reduced availability of these raw materials or substantial increases in the prices for such materials may increase the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components by increasing prices, which in turn could damage our brand, business, prospects, financial condition and operating results.

Our failure to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors or a decrease in demand for our battery packs and modules due to substitute products.

The lithium-based battery market is characterized by changing technologies and evolving industry standards, which are difficult to predict. This, coupled with frequent introduction of new products and models, has shortened product life cycles and may render our products obsolete or unmarketable. Our ability to adapt to evolving industry standards and anticipate future standards and market trends will be a significant factor in maintaining and improving our competitive position and our prospects for growth. To achieve this goal, we have invested and plan to continue investing significant financial resources in our R&D infrastructure. R&D activities, however, are inherently uncertain, and we might encounter practical difficulties in commercializing our research results. Accordingly, our significant investment in our R&D infrastructure may not bear fruit. On the other hand, our competitors may improve their technologies or even achieve technological breakthroughs that would render our products obsolete or less marketable. Therefore, our failure to effectively keep up with rapid technological changes and evolving industry standards by introducing new and enhanced products may cause us to lose our market share and to suffer a decrease in our revenue.

We may experience significant delays in the design, production and launch of our new products, which could harm our business, prospects, financial condition and operating results.

Our R&D team is continually looking to improve our battery packs and modules. Production of light weight pack series, next generation module, and third generation BMS are not expected to begin until 2022 and may occur later or not at all. Any delay in the financing, design, production and launch of our new products could materially damage our brand, business, prospects, financial condition and operating results. There are often delays in the design, production and commercial release of new products, and to the extent we delay the launch of the items identified above, our growth prospects could be adversely affected as we may fail to grow our market share, to keep up with competing products or to satisfy customers’ demands or needs. We rely on third-party suppliers for the provision and development of many of the key components and materials used in our battery products, and to the extent they experience any delays, we may need to seek alternative suppliers. If we experience delays by our third-party suppliers, we could experience delays in delivering on our timelines.

If we cannot continue to develop new products in a timely manner and at favorable margins, we may not be able to compete effectively.

The battery industry has been notable for the pace of innovations in product life, product design and applied technology. We and our competitors have made and continue to make, investments in R&D with the goal of further innovation. Our ability to create new products and line extensions and to sustain existing products is affected by whether we can, among other things:

●	develop and fund research and technological innovations;
●	receive and maintain necessary intellectual property protections;

●	obtain governmental approvals and registrations;
●	comply with governmental regulations; and
●	anticipate customer needs and preferences successfully.

The failure to develop and launch successful new products could hinder the growth of our business and any delay in the development or launch of a new product could also compromise our competitive position. If competitors introduce new or enhanced products that significantly outperform ours, or if they develop or apply manufacturing technology that permits them to manufacture at a significantly lower cost relative to ours, we may be unable to compete successfully in the market segments affected by these changes.

Developments in alternative technology may adversely affect the demand for our battery modules, packs, and BMS for electric vehicles.

Significant developments in alternative technologies, such as fuel cell technology, advanced diesel, ethanol or natural gas, or breathing batteries, may materially and adversely affect our business, prospects, financial condition and operating results in ways that we may not currently anticipate. Existing and other battery technologies, fuels or sources of energy may emerge as customers’ preferred alternatives to our battery products. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative products, which could result in decreased revenue and a loss of market share to our competitors.

Our R&D efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. As technologies evolve, we plan to upgrade or adapt our energy solutions with the latest technology, in particular lighter weight modules and packs, advanced cooling methods, and advanced battery chemistry, which may also negatively impact the adoption of our other products. However, we may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our battery products.

Lithium-ion battery cells have been observed to catch fire or vent smoke and flame.

Our battery packs and modules make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While our battery packs and modules are single cell fault tolerant and, therefore, designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of our battery packs could occur. This faulty result could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve vehicles containing our battery packs, could seriously harm our business and reputation.

In addition, we store a significant number of lithium-ion cells at our facility. Any mishandling of battery cells may cause disruption to the operation of our facility. While we have implemented safety procedures related to the handling of the cells, a safety issue or fire related to the cells could disrupt our operations. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.

Manufacturing or use of our products may cause accidents, which could result in significant production interruption, delay or claims for substantial damages.

Due to the high energy density inherent in lithium-based batteries, our batteries can pose certain safety risks, including the risk of fire. Our battery modules and packs are single cell fault tolerant, meaning if for some reason a certain battery exhibits a thermal incident, the thermal incident will not propagate to the neighboring cells. Our state-of-the-art testing systems verify all critical specifications to assure everything is fully functional as intended. Nevertheless, accidents causing death or personal injury or property damage, can occur. Although we incorporate safety procedures in the research, development, manufacture and transportation of batteries that are designed to minimize safety risks, the manufacture or use of our products may still cause accidents. Any accident, whether occurring at the manufacturing facilities or from the use of our products, may result in significant production interruption, delays or claims for substantial damages caused by personal injuries or property damage.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Product liability claims, even those without merit or those that do not involve our products, could harm our business, prospects, financial condition and operating results. The automobile industry in particular experiences significant product liability claims, and we face inherent risk of exposure to claims in the event that our battery products do not perform or are claimed not to have performed as expected. As is true for other commercial vehicle suppliers, we expect in the future that our battery products will be installed on vehicles that will be involved in crashes resulting in death or personal injury. Additionally, product liability claims that affect our competitors may cause indirect adverse publicity for us and our products.

A successful product liability claim against us could require us to pay a substantial monetary award. While we maintain product liability insurance, we may not be able to cover any substantial monetary judgment against us. Moreover, a product liability claim against us or our competitors could generate substantial negative publicity about our products and business and could have a material adverse effect on our brand, business, prospects, financial condition and operating results.

As components of electric vehicles, our products as installed in the products of our customers are subject to motor vehicle standards, and the failure of the vehicles to satisfy such mandated safety standards could have a material adverse effect on the demand for our products, our business and our operating results.

Our products are used as components in electric vehicles. All vehicles sold must comply with applicable international, federal, and state motor vehicle safety standards, which vary by national and other jurisdictions. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure by our vehicle manufacturing customers to satisfy motor vehicle standards could have a material adverse effect on our business and operating results.

Moreover, we may incur our own significant costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative energy industry are currently evolving and we face risks associated with changes to these regulations.

To the extent the laws become more stringent or otherwise change, our components or the vehicles into which they are incorporated may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

Internationally, there may be laws in jurisdictions we have not yet entered or laws of which we are unaware in jurisdictions we have entered that may restrict our sales or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex and difficult to interpret and may change over time. Continued regulatory limitations and other obstacles interfering with our or our customer’s ability to sell products could have a negative and material impact on our business, prospects, financial condition and results of operations.

Future product recalls could materially adversely affect our business, prospects, financial condition and operating results.

Any product recall in the future, whether it involves our or a competitor’s product, may result in negative publicity, damage our brand and materially adversely affect our business, prospects, financial condition and operating results. In the future, we may voluntarily or involuntarily, initiate a recall if any of our products are proven to, or possibly could, be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image, as well as our business, prospects, financial condition and operating results.

Third-party claims or litigation alleging infringement of patents or infringement or misappropriation of other proprietary rights, or seeking to invalidate our patents may adversely affect our business.

Our success depends in part on our avoiding infringement, misappropriation and other violations of the patents and other intellectual property rights of third parties. Claims of infringement, misappropriation, or other violation of patents or other intellectual property rights are often expensive and time-consuming to defend, and if we were unsuccessful in defending such claims we could be forced to stop use of certain technologies and/or pay damages or on-going royalties. It is very difficult to determine whether products and technologies infringe, misappropriate or otherwise violate the patents or other intellectual property rights of third parties.

Some of our competitors may have more resources than we do to pursue claims of infringement, misappropriation or other violations of patents or other intellectual property rights. We may conclude that even if third parties are infringing, misappropriating or otherwise violating our patents or other intellectual property rights, the risk-adjusted costs of bringing claims against such third parties may be too high or otherwise not in the interest of our company. Finally, even if our patent applications are granted, competitors or infringers of such patents could successfully challenge their validity or enforceability.

Our patent applications may not result in issued patents and our patents may be invalidated or narrowly interpreted, in which event our competitiveness and value may be undermined.

Our key technological innovations, including innovations that are currently commercialized in our products and innovations that we plan to deploy in the future, are described in our one issued patent and in several pending patent applications. There is no assurance that the pending applications will result in issued patents. Further, to the extent that we endeavor to enforce our currently issued patent or any patents that are issued in the future, an alleged infringer is likely to assert that it has not infringed any claim of the applicable patent(s) and that the applicable patent(s) is, in any event, invalid or unenforceable. There can be no assurance that we will overcome those defenses. Further, if one or more of our patents are held to be invalid or unenforceable, or if claims of those patents are interpreted narrowly, or if patents fail to issue from our pending applications, our competitiveness and value may be undermined.

If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be affected and our business would be harmed.

Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The principal assumptions relating to our market opportunity include: the size of the total addressable market for commercial vehicles in North America and Europe, regulatory developments driven by consumer and societal pressures to reduce CO2, commitments by large logistics and commercial vehicle OEMs to convert to BEV fleets, and our ability to maintain and expand our technological and operational advantage over competitors. Our market opportunity is also based on the assumption that our existing and future offerings will be more attractive to our customers and potential customers than competing products. If these assumptions prove inaccurate, our business, financial condition, and results of operations could be adversely affected.

Maintaining our manufacturing operations will require significant capital expenditures, and our inability or failure to maintain our operations would have a material adverse impact on our market share and ability to generate revenue.

We released our first commercial vehicle products to the market in 2018, and we plan to begin producing these products at increased scale for existing and new customers. We will be required to incur significant capital expenditures as we grow our production operations to meet customer demand. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers, and there could be a material adverse impact on our market share and our ability to generate revenue.

We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We rely heavily on complex machinery for our operations, and our production will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing facility consists of large-scale machinery combining many components. The manufacturing facility components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, environmental hazards and remediation, costs associated with decommissioning of machines, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, and seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, financial condition or prospects.

We are currently dependent on a single manufacturing facility. If our facility becomes inoperable, we will be unable to produce our battery products and our business will be harmed.

Our 113,000 square foot headquarters and manufacturing facility is based in Vernon, California, where all our production and R&D activities take place. Our plant and the equipment we use to manufacture our battery modules, packs, and BMS would be costly to replace and could require substantial lead time to replace and qualify for use. Our facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our products for some period of time. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. The inability to produce our battery products or the backlog that could develop if our manufacturing facility is inoperable for even a short period of time may result in harm to our reputation, a loss of customers or a material adverse effect on our business, results of operations, financial condition or prospects.

We may not be able to accurately plan our production based on our sales contracts, which may result in carrying excess raw material inventory.

Our sales contracts typically provide for a forecast of twelve months on the quantity of products that our customers may purchase from us. We typically have a sixteen-week lead time to manufacture products to meet our customers’ requirements once our customers place orders with us. To meet this delivery deadline, we generally make decisions on our production level and timing, procurement, facility requirements, personnel needs and other resources requirements based on estimates made in light of this forecast, our past dealings with such customers, market conditions and other relevant factors. Our customers’ final purchase orders may not be consistent with our estimates. If the final purchase orders substantially differ from our estimates, we may have excess raw material inventory or material shortages. Excess inventory could result in unprofitable sales or write-offs as our products are susceptible to obsolescence and price declines. Expediting additional material to make up for any shortages within a short time frame could result in unprofitable sales or cause us to adjust delivery dates. In either case, our results of operation would fluctuate from period-to-period.

Our operations are subject to a variety of environmental, health and safety rules that can bring scrutiny from regulatory agencies and increase our costs.

Our operations are subject to environmental, health and safety rules, laws and regulations, including those governing hazardous material handling, transportation, and cleanup and occupational health and safety. While we believe that the policies and programs we have in place are reasonably designed and implemented to assure compliance with these requirements and to avoid hazardous substance release lability with respect to our manufacturing facility leasehold (see the section entitled “Business—Environmental, Health and Safety Regulations”), there can be no guarantee that we will not confront new or more stringent compliance obligations that could impose substantial costs.

We may be subject to declining average selling prices, which may harm our revenue and gross profits.

Electric vehicles, light electric vehicles and energy storage are subject to declines in average selling prices due to rapidly evolving technologies, industry standards and consumer preferences. As a result, our customers may expect us as suppliers to cut our costs and lower the price of our products in order to mitigate the negative impact on their own margins.

We continue to refine and optimize our manufacturing process to provide our top-notch products at competitive prices. Our designs are optimized and inherently flexible for high-rate manufacturing on the same automated lines. Automation of critical assembly steps, coupled with patented component designs, makes our module production process economical, reliable and speedy. Despite our cost-effective production, we expect to face possible market-driven downward pricing pressures in the future. Our revenue and profitability will suffer if we are unable to offset any declines in our average selling prices by developing new or enhanced products with higher selling prices or gross profit margins, increasing our sales volumes or reducing the material costs of our products on a timely basis.

Our battery packs and BMS rely on software and hardware that are highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

Our products rely on software and hardware, including software and hardware developed or maintained internally or by third parties, that are highly technical and complex and will require modification and updates over the life of a battery pack. In addition, certain of our products depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware may contain, errors, bugs or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet the objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects or technical limitations may be found within our software and hardware. Although we attempt to remedy any issues that we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production, or may not be to the satisfaction of our customers. If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, we may suffer damage to our brand, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.

Inability to leverage vehicle and customer data could impact our software algorithms and impact our R&D efforts.

We rely on data collected from the use of fleet vehicles outfitted with our products, including vehicle data and data related to battery usage statistics. We use this data in connection with our software algorithms and the research, development and analysis of our products. Our inability to obtain this data or the necessary rights to use this data could result in delays or otherwise negatively impact our R&D efforts.

The unavailability, reduction or elimination of government and economic incentives due to policy changes or government regulation could have a material adverse effect on our business, prospects, financial condition and operating results.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle industry or other reasons may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our battery power solutions. While certain tax credits and other incentives for alternative energy production, alternative fuel and electric vehicles have been available in the past, there is no guarantee these programs will be available in the future or that they will remain at current levels. In particular, our business is affected by federal, state and local tax credits, rebates, grants and other government programs and incentives that promote the use of electric vehicles. Additionally, our business is affected by laws, rules and regulations that require reductions in carbon emissions or the use of renewable fuels, such as the California Low Carbon Fuel Standards and the Oregon Clean Fuels Program. These programs and regulations, which have the effect of encouraging the demand for electric vehicles, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel, natural gas or other alternative vehicles or vehicle fuels, including lawmakers, regulators, policymakers, environmental or advocacy organizations, OEMs, trade groups, suppliers or other powerful groups, may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote battery powered vehicles. Many of these parties have substantially greater resources and influence than we have. Further, changes in federal, state or local political, social or economic conditions, including a lack of legislative focus on these programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementation, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other alternative fuels or alternative vehicles over battery power, would reduce the market for batteries as a source of power and harm our operating results, liquidity and financial condition.

Government reviews, inquiries, investigations, and actions could harm our business or reputation.

Our operations are subject to significant governmental scrutiny and may be adversely impacted by the results of such scrutiny. The regulatory environment with regard to our business is evolving, and officials often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we receive formal and informal inquiries from various government regulatory authorities, as well as self-regulatory organizations, about our business and compliance with local laws, regulations or standards. For example, the City of Vernon conducts an annual health inspection.

Any determination that our operations or activities, or the activities of our employees, are not in compliance with existing laws, regulations or standards could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor, customer or other third-party relationships, termination of necessary licenses and permits, or similar results, all of which could potentially harm our business and/or reputation. Even if an inquiry does not result in these types of determinations, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business, and it potentially could create negative publicity that could harm our business and/or reputation.

We will face risks associated with potential international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.

We will face risks associated with any potential international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We anticipate having subsidiaries that are subject to the legal, political, regulatory and social requirements and economic conditions in international jurisdictions. We may be subject to a number of risks associated with international business activities that may increase our costs, impact our ability to manufacture or sell our products and require significant management attention. These risks include, but are not limited to:

●	conforming our products to various international regulatory requirements where those products are sold, which requirements may change over time;
●	United States and foreign government trade restrictions, tariffs and price or exchange controls;
●	changes in diplomatic and trade relationships;
●	political instability, natural disasters, war or events of terrorism; and

●	the strength of international economies.

If we fail to address these risks successfully, our business and prospects could be negatively impacted.

Our business could be adversely affected by trade tariffs or other trade barriers.

In recent years, China and the United States have each imposed tariffs, and there remains a potential for further trade barriers. These barriers may escalate into a trade war between China and the United States. Tariffs could potentially impact our raw material prices and impact any plans to sell products in China. In addition, these developments could have a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, financial condition and reputation. In addition, changes in economic sanctions laws in the future could adversely impact our business and investments in our shares.

We are subject to governmental export and import control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, prospects, financial condition and operating results.

Our products and solutions, including components of our products, are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. In addition, complying with export control and sanctions regulations for a particular sale may be time-consuming and result in the delay or loss of sales opportunities. Exports of our products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we, and even some of our employees, could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.

In addition, changes in our products or solutions or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our products and solutions in international markets, increase costs due to changes in import and export duties and taxes, prevent our customers from deploying our products and solutions or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products and solutions, decreased ability to export or sell our products and solutions to customers, and decreased ability to import components or parts critical to the manufacture of our products. Any decreased use of our products and solutions, limitation on our ability to export or sell our products and solutions, or limitation on our ability to import components or parts would likely adversely affect our business, prospects, financial condition and operating results.

Our products might fail to qualify as “domestic origin” for purposes of “Buy America” requirements imposed on the recipients of U.S. Government grants.

Some of our customers are recipients of grants subject to regulations implemented by the U.S. Federal Transit Authority for purchases of rolling stock, including “Buy America” requirements codified at 49 C.F.R. Part 661. In some cases our customers must ensure that our products, when incorporated into rolling stock subject to “Buy America” requirements, qualify as “domestic origin” components or subcomponents. Some of our products are manufactured using parts or components that are imported from other countries. If our products manufactured from imported parts or components fail to meet the regulatory thresholds to qualify as “domestic origin” under the applicable regulations, we might be disqualified or otherwise precluded from supplying those products to customers that are subject to applicable “Buy America” requirements, or we might be liable to those customers for having failed to comply with certifications or representations that are products are “domestic origin,” each of which would likely adversely affect our business, prospects, financial condition and operating results.

Changes in public policies affecting the development and more widespread adoption of electric vehicles could affect the demand for our products.

Sales to electric vehicle producers account for a large portion of our battery sales. If the market for electric vehicles does not develop, demand for our products could be harmed. As a result, our success depends, in part, on laws that affect demand for electric vehicles. For example, laws compelling the reduction of greenhouse gas emissions could create opportunity for increased sales of our batteries for incorporation in electric vehicles. California proposed the world’s first zero-emission sales mandate on commercial trucks, including that 40 percent of trucks be zero-emission by 2035. Twelve states have announced plans to require, by 2050, that every new medium- and heavy-duty vehicle be fully electric. Incentives, including tax credits or rebates, for electric vehicle purchases to reduce greenhouse gas emissions create a climate in which our sales may increase. Eliminating or phasing out such incentives could have the opposite effect. The financial success of our electric vehicle producing customers may depend, in part, on their ability to sell tradable regulatory emission credits. Laws that restrict or diminish the value of such credits may lessen our electric vehicle producing customers’ demand for our batteries.

If we fail to manage our growth effectively, including failing to attract and integrate qualified personnel, we may not be able to develop, produce, market and sell our battery pack, modules, or battery management systems successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. We expect our future expansion to include, among other things:

●	expanding the management team;
●	hiring and training new personnel;
●	leveraging consultants to assist with company growth and development;
●	conducting market research and analysis;

●	controlling expenses and investments in anticipation of expanded operations;
●	expanding design, production, and service departments;
●	implementing and enhancing administrative infrastructure, systems and processes; and
●	expanding our market share in international markets, including Europe and Asia, through the BorgWarner JV.

Our success depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel, in particular engineers specializing in various disciplines, including battery design and production. Experienced and highly skilled employees are in high demand and competition for these employees can be intense. Our ability to hire, attract and retain them depends on our ability to provide competitive compensation packages. We may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel, and our failure to do so could adversely affect our business, prospects, financial condition and operating results.

Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and harm our financial results.

Our customers depend on our support organization to resolve any technical issues relating to our products. In addition, our sales process is highly dependent on the quality of our products, our business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality and highly responsive technical support, or a market perception that we do not maintain high-quality and highly-responsive support, could harm our reputation, adversely affect our ability to sell our products to existing and prospective customers, and harm our business, operating results and financial condition.

We offer technical support services with our products and may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our customer base. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict demand for technical support services and if demand increases significantly, we may be unable to provide satisfactory support services to our customers. Additionally, increased demand for these services, without corresponding revenue, could increase costs and adversely affect our results of operations.

We may need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be negatively affected.

The design, manufacture, sale and servicing of our battery products is capital-intensive. We currently have sufficient capital to fund our planned operations for the next two to three years, at which point we expect to be generating self-sustaining free cash flow. However, we may need to raise additional capital to scale our manufacturing, continue our R&D efforts, improve our infrastructure, and expand into emerging markets. Further, we may subsequently determine that additional funds are necessary earlier than anticipated. We may raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from government or financial institutions. This capital may be necessary to fund our ongoing operations, continue research, development and design efforts, and improve infrastructure. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.

We previously were the victim of a data breach resulting in publication of proprietary source code.

We discovered on August 5, 2020 that, without our knowledge or authorization, in mid-July 2020 a hacker published on the Internet the source code for the earliest version (1.0) of our battery management firmware (the individual also published source code belonging to 40 other companies). There is no evidence that the hacker obtained access to other source code of Legacy Romeo, which was stored on different servers with stronger security protections, and we are currently releasing a new version of the battery management firmware. Nevertheless, the unauthorized publication of version 1.0 of such firmware may have eliminated trade secret protection for such firmware, which would cause us to have to resort to copyright protection in case of unauthorized use.

We rely on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Experienced computer programmers and hackers may be able to penetrate our network and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. While we employ a number of protective measures, including firewalls, network infrastructure vulnerability scanning, anti-virus and endpoint detection and response technologies, these measures may fail to prevent or detect attacks on our systems. We have experienced one intrusion, and we may experience future intrusions, which could adversely affect our business, operations, or products.

In addition, our hardware and software or third-party components and software that we utilize in our products may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation or security of the products. The costs to us to eliminate or mitigate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, if our efforts to address these problems are not successful, such problems could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

Any claim that our products or systems are subject to a cybersecurity risk, whether valid or not, could damage our reputation and adversely impact our revenues and results of operations. We manage and store various proprietary information and sensitive or confidential data relating to our business as well as information from our suppliers and customers. Breaches of our or any of our third-party suppliers’ security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or suppliers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us or our customers or suppliers to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business.

To the extent we experience cyber-security incidents in the future, our relationships with our customers and suppliers may be materially impacted, our brand and reputation may be harmed and we could incur substantial costs in responding to and remediating the incidents and in resolving any investigations or disputes that may arise with respect to them, any of which would cause our business, operations, or products to be adversely affected. In addition, the cost and operational consequences of implementing and adding further data protection measures could be significant.

Our employees, consultants, distributors and other commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our business, prospects, financial condition and operating results.

We are exposed to the risk that our employees, consultants, distributors and other commercial partners may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other activities that violate laws and regulations, including production standards, U.S. federal and state fraud, abuse, data privacy and security laws, other similar non-U.S. laws or laws that require the true, complete and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, financial condition and operating results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, prospects, financial condition and operating results.

Risk Relating to Our Management

Our business depends substantially on the continuing efforts of our key executive officers and senior management team and the loss of one or more of these employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. These executive officers are “at-will” employees and, therefore, may terminate employment with us at any time with no advance notice. We also rely on our management team in the areas of R&D, marketing, services and general administrative functions. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we would be significantly disadvantaged. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains confidentiality clauses. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business.

We do not currently maintain key man life insurance policies with respect to every officer and are evaluating whether to obtain such additional key man life insurance policies. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate.

As a result of operating as a public company (and particularly after we are no longer an “emerging growth company” or “smaller reporting company”), we will incur significant legal, accounting and other expenses that we did not incur as a private company. As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the NYSE, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance than we obtained as a private company, and could also make it more difficult for us to attract and retain qualified members of our board of directors as compared to when we were a private company. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company” or a “smaller reporting company.”  We will need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other public companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We are evaluating these rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Related to Ownership of Our Common Stock

The price of our Common Stock may be volatile.

The price of our Common Stock may fluctuate due to a variety of factors, including:

●	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;
●	mergers and strategic alliances in the industry in which we operate;
●	market prices and conditions in the industry in which we operate;
●	changes in government regulation;
●	potential or actual military conflicts or acts of terrorism;
●	comments by securities analysts;
●	price and volume fluctuations in the overall stock market, the level of demand for our stock, including the amount of short interest in our stock;
●	announcements concerning us or our competitors; and
●	the general state of the securities markets.

These market and industry factors may materially reduce the market price of our Common Stock, regardless of our operating performance.

Ownership of our Common Stock is concentrated, and as a result, certain stockholders may exercise significant influence over us.

As of December 29, 2020, BorgWarner beneficially owned approximately 15.2% of our outstanding Common Stock and Michael Patterson, the founder of Legacy Romeo, beneficially owned approximately 11.3% of our outstanding Common Stock.  In addition, BorgWarner owns 60% of the BorgWarner JV and controls the JV Board. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Second Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) and approval of significant corporate actions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain actions difficult without the support of these stockholders.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our Common Stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Common Stock.

We expect that securities research analysts will establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on our business downgrades our securities or publishes inaccurate or unfavorable research about our business, the price of our Common Stock could decline. If one or more of these analysts ceases coverage of our business or fails to publish reports on our business regularly, the price of our Common Stock or its trading volume could decline. While we expect research analyst coverage of the Company, if no analysts commence coverage of it, the trading price and volume for our Common Stock could be adversely affected.

We may fail to meet our publicly announced guidance or other expectations about our business, which could cause our stock price to decline.

We may provide from time to time guidance regarding our expected financial and business performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate in all respects. If our guidance varies from actual results due to our assumptions and internal projections not being met, or if our publicly announced guidance fails to meet expectations of securities analysts, investors or other interested parties, the market value of our Common Stock could decline significantly.

We may issue additional shares of Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our Common Stock.

As of December 29, 2020, we had warrants outstanding to purchase up to an aggregate of 15,458,583 shares of Common Stock and options outstanding to purchase up to an aggregate of 11,295,587 shares of Common Stock. We also have the ability to issue up to 15,000,000 shares under our 2020 Equity Incentive Plan. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of Common Stock or other equity securities of equal or senior rank would have the following effects:

●	our existing stockholders’ proportionate ownership interest will decrease;
●	the amount of cash available per share, including for payment of dividends in the future, may decrease;
●	the relative voting strength of each previously outstanding share of Common Stock may be diminished; and
●	the market price of shares of our Common Stock may decline.

Future resales of our Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.

The sale or possibility of sale of shares of Common Stock, including by our officers and directors and certain of our stockholders could have the effect of increasing the volatility in share price of our Common Stock or putting significant downward pressure on the price of our Common Stock. Such sale or the perception that these sales might occur could also impair our ability to raise capital through the sale of additional equity securities.

Our Certificate of Incorporation and Amended and Restated Bylaws (“Bylaws”) contain anti-takeover provisions that could adversely affect the rights of our stockholders.

Our Certificate of Incorporation and Bylaws contain provisions that will limit the ability of others to acquire control of the Company or cause it to engage in change-of-control transactions, including, among other things:

●	provisions that authorize our board of directors, without action by our stockholders, to issue (i) additional shares of Common Stock and (ii) preferred stock with preferential rights determined by our board of directors;
●	provisions that permit only (i) the chairperson of our board, (ii) our chief executive officer, or (iii) a majority of our board of directors to call special meetings of stockholders and therefore do not permit our stockholders to call stockholder meetings; and
●	provisions that impose advance notice requirements and other requirements and limitations on the ability of stockholders to propose matters for consideration at stockholder meetings.

These provisions could have the effect of depriving our stockholders of an opportunity to sell their Common Stock at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of the Company in a tender offer or similar transaction.

Our Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or our directors, officers, employees or stockholders.

Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Certificate of Incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our Certificate of Incorporation provides that the exclusive forum provision is applicable to the fullest extent permitted by applicable law. Notwithstanding the foregoing, the choice of forum provision will not apply to claims brought to enforce any liability or duty created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

General Risk Factors

The uncertainty in global economic conditions could negatively affect our operating results.

Our operating results are directly affected by the general global economic conditions of the industries in which our major customer groups operate. Our business segments are highly dependent on the economic and market conditions in each of the geographic areas in which we operate. Sales of our battery packs and BMS for truck fleets, for example, depend significantly on demand for new electric vehicle transportation by large consumer companies. The uncertainty in global economic conditions varies by geographic segment and can result in substantial volatility in global credit markets. These conditions affect our business by reducing prices that our customers may be able or willing to pay for our products or by reducing the demand for our products, which could in turn negatively impact our sales and result in a material adverse effect on our business, cash flow, results of operations and financial condition.

If we are unable to grow, or if we fail to manage future growth effectively, our revenue may not increase and we may be unable to implement our business strategy.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers’ requirements, all of which could materially adversely affect our business, financial condition and results of operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of engineers, sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel may be constrained.

As we continue to grow, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our profitability and our ability to retain and recruit qualified personnel who are essential for our future success. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or manufacture high-quality products. Additionally, we may not be able to expand and upgrade our infrastructure to accommodate future growth.

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations; result in weaknesses in our infrastructure, systems or controls; give rise to operational mistakes, financial losses, loss of productivity or business opportunities; and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new products and services. If we are unable to manage our growth effectively, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected and we may be unable to implement our business strategy.

A change in our product mix may cause our results of operations to differ substantially from the anticipated results in any particular period.

Our overall profitability may not meet expectations if our products, customers or geographic mix are substantially different than anticipated. Our profit margins vary among products, customers and geographic markets. Consequently, if our mix of any of these is substantially different from what is anticipated in any particular period, our profitability could be lower than anticipated.

We experience fluctuations in quarterly and annual operating results.

Our quarterly and annual operating results have fluctuated in the past and likely will fluctuate in the future. The demand for our products is driven largely by the demand for the end-product applications that are powered by our products. Accordingly, the battery industry for electric transportation is affected by market conditions that are often outside our control. Our results of operations may fluctuate significantly from period-to-period due to a number of factors, including seasonal variations in consumer demand for batteries and their end applications, industry-wide technological changes, supply shortages, the loss of a key customer and the postponement, rescheduling or cancellation of large orders by a key customer. As a result of these factors and other risks discussed in this section, period-to-period comparisons should not be relied upon to predict our future performance.

Failure to fully implement and maintain adequate financial, information technology and management processes and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies, which could lead to errors in our financial reporting and adversely affect our business.

As a private company, we were not required to document and test our internal controls over financial reporting, our management was not required to certify the effectiveness of our internal controls and our auditors were not required to opine on the effectiveness of our internal control over financial reporting. As a public company, we are subject to the Sarbanes-Oxley Act which requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

In addition, we may lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting auditor attestation requirements in the year in which we are deemed to be a large accelerated filer. We might not be able to complete our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from any international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports.

Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, U.S. federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the IRS with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), has already modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of our business and growth strategy and impact the price of our Common Stock.

Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the price of our Common Stock or other factors may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of director’s attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult for us to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, the price of our Common Stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our headquarters and 113,000 square foot manufacturing facility are located in the greater Los Angeles area, at 4380 Ayers Avenue, Vernon, California 90058. Our lease of this facility expires in January 2022, and we have the option to extend the lease for two additional five-year terms. We do not own any real property.

Item 3.    Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are currently not a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. Information regarding Legal Proceedings is contained in Note 18 to our audited consolidated financial statements included elsewhere in this Annual Report.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on the NYSE under the symbol “RMO.” Our Public Warrants (as defined below) were traded on the NYSE under the symbol “RMO.WT”; however, the Public Warrants ceased trading on the NYSE and were delisted following their redemption.

Prior to the consummation of the Business Combination, our Common Stock and our Public Warrants were listed on the NYSE under the symbols “RMG” and “RMG.WT,” respectively.

Holders of Common Stock

As of April 12, 2021, there were approximately 46 holders of record of our Common Stock.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and we have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the Common Stock in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.    Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financings, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Throughout this section unless otherwise noted “we,” “us,” “our,” “its,” “Company,” or “Romeo” refer to Romeo Power, Inc. (f/k/a RMG Acquisition Corp.) and its consolidated subsidiaries.

Overview

We are an industry leading energy storage technology company focused on designing and manufacturing lithium-ion battery modules and packs for commercial electric vehicles. Through our energy dense battery modules and packs, we enable large-scale, sustainable transportation by delivering safe, longer lasting batteries that have shorter charge times and longer life. With greater energy density, we are able to create lightweight and efficient solutions that deliver superior performance and provide improved acceleration, range, and durability compared to battery packs provided by our competitors. Our modules and packs are customizable and scalable and are optimized by our proprietary BMS. We differentiate ourselves from competitors by leveraging our technical expertise and depth of knowledge of energy storage systems.

In 2019, Legacy Romeo formed the BorgWarner JV with a subsidiary of BorgWarner, a global Tier 1 automotive supplier with world-class capabilities in manufacturing, engineering, and technology development. The BorgWarner JV is owned 40% by Legacy Romeo and 60% by BorgWarner’s subsidiary. Our strategic alliance with BorgWarner should give the joint venture an opportunity to benefit from BorgWarner’s manufacturing expertise, superior purchasing power with our existing suppliers, and longstanding relationships with many of our target customers. We believe that this strategic alliance will also allow us, through the BorgWarner JV, to accelerate our reach into new markets, particularly in Europe and Asia, without the need to expend substantial capital developing new production facilities. We believe partnering with a highly regarded supplier helps to de-risk our production plan and should allow us, through the BorgWarner JV, to eventually leverage BorgWarner’s global production resources to scale production operations worldwide, while maintaining the highest levels of product quality. The rights of Legacy Romeo and BorgWarner with respect to the BorgWarner JV are set forth in the JV Agreement and the IP License.

Since 2014, we have been designing and manufacturing battery modules and packs and enabling battery technology for key customers in the automotive industry. Currently, we primarily focus on two key markets in mobility energy technology: North American commercial trucks and buses and, through the BorgWarner JV, commercial and high-performance vehicles outside of North America. We also formed a collaborative arrangement with HBR, an affiliate of HES, to focus on sustainability and reuse applications of our battery technologies. In 2021 we entered a Strategic Alliance Agreement with Republic Services, Inc. to collaborate on the development of our battery technology for use in their electric garbage trucks. We also announced that we have entered into an MOU with Ecellix Inc., to cooperate in the development, validation and launch of next-generation battery technology.  The MOU outlines the expectations for the two companies to negotiate in good faith to formalize a material supply agreement, partnership pricing, and a future equity investment.  The MOU also forms a Steering Committee that will develop specific technical goals and objectives that will govern and drive the development of the partnership. These relationships help us to de-risk our business model, scale our business, and deliver value to customers.

Our operations consist of two business segments: Romeo Power North America and Joint Venture Support. The Romeo Power North America business segment designs and manufactures industry leading battery modules, battery packs, and BMS technologies for our customers in North America. The Joint Venture Support business segment provides engineering and other professional services to the BorgWarner JV.

We expect our capital and operating expenditures to increase significantly in connection with our ongoing activities, as the Company:

●	purchases production equipment and increases the number of production lines used to manufacture its products;
●	commercializes products;
●	continues to invest in research and development related to new technologies;
●	commits to long-term supply agreements with cell suppliers that may require substantial advance payment;
●	increases its investment in marketing and advertising, as well as the sales and distribution infrastructure for its products and services;
●	maintains and improves operational, financial, and management information systems;
●	hires additional personnel;
●	obtains, maintains, expands, and protects its intellectual property portfolio; and
●	enhances internal functions to support its future state as a publicly-traded company.

Current Market Conditions

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors”

COVID-19

On March 11, 2020, the WHO declared the COVID-19 outbreak a pandemic. In addition to existing travel restrictions, some locales may impose prolonged quarantines and further restrict travel, which may significantly impact the ability of our employees to get to their places of work to produce products, may make it such that we are unable to obtain sufficient components or raw materials and component parts on a timely basis or at a cost-effective price, or may significantly hamper our products from moving through the supply chain. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring some employees to work remotely and implementing social distancing protocols for all work conducted onsite. We have suspended non-essential travel worldwide for employees, and we are discouraging employee attendance at other gatherings.

To date, COVID-19 has had a limited adverse impact on our operations, supply chains, and distribution systems, but has resulted in higher losses on raw material than previously expected. Our efforts to qualify new suppliers, particularly in Asia, have been postponed indefinitely, which delay has required us to continue using higher cost components for our products. Because of travel restrictions, we are unable to visit many prospective customers in person, which could delay the sales conversion cycle. Due to these precautionary measures and resulting global economic impacts, we may experience significant and unpredictable reductions in demand for certain of our products.  The degree and duration of disruptions to future business activity are unknown at this time.

Global Battery Cell Shortage

The cost of battery cells by our suppliers, depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. Costs for these raw materials have increased due to higher production costs and demand surges in the EV market. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand, including as a result of increased global production of electric vehicles and energy storage products. A rise in the number of EV start-up companies in the United States that received substantial funding in initial public offerings via mergers with special purpose acquisition companies (SPACs) in 2020 has contributed to increases in demand. Any reduced availability of these materials may impact our access to cells, and any increases in their prices may reduce our profitability if we cannot recoup the increased costs through our products or services. The availability and price of cylindrical cells is particularly sensitive to the demand surge, since most of the pouch and prismatic cell supply has been allocated previously, in some cases several years in advance.

Our current products are designed around cylindrical cells because such cells allow for optimal energy density.  There are only three battery cell suppliers for cylindrical cells (“Tier 1 Suppliers”) whose cells are qualified for use in electric vehicle applications because of their superior quality, performance, and safety standards.  Other battery cell suppliers are emerging as potentially suited for qualification, but until they have been qualified the Tier 1 Suppliers are the only source of battery cells for electric vehicle battery packs.  Increased demand for electric vehicles globally has outpaced the cell production capacity of the Tier 1 Suppliers.  While the Tier 1 Suppliers are increasing their output capacity in Asia and in the United States, electric vehicle battery pack manufacturers are competing for a severely limited supply of battery cells in the short and medium term. As a result of the increased demand and higher raw material costs, battery cell pricing has increased for cell purchases between 2021 and 2023.  Pricing indications from our cell suppliers indicate demand will start to stabilize in 2023.

Comparability of Financial Information

Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination.

Business Combination and Public Company Costs

As described in “Note 1 – Description of Business and Basis of Presentation” and “Note 3 – Business Combination” of the notes to the consolidated financial statements, we completed the Business Combination on December 29, 2020, with Legacy Romeo surviving the merger as our wholly owned subsidiary.

Prior to the Business Combination, Legacy Romeo financed its operations primarily through issuances of term notes and convertible notes (the “Notes”), as well as private placements of common stock and redeemable convertible preferred stock. From the date of Legacy Romeo’s incorporation in 2014 through December 29, 2020, the date of the Business Combination, Legacy Romeo raised aggregate gross proceeds of approximately $235 million from the issuance of Notes, common stock, and redeemable convertible preferred stock in exchange for cash.

Upon the consummation of the Business Combination we issued 82,037,151 shares of Common Stock for all the issued and outstanding equity interests of Legacy Romeo, inclusive of shares of Common Stock issued in exchange for both Legacy Romeo’s issued and outstanding preferred stock and issued and outstanding convertible notes (inclusive of interest accrued thereon), as if each had converted into Legacy Romeo common stock immediately prior to the Business Combination. In connection with the Business Combination, 16,000,000 shares of Common Stock (the “PIPE Shares”) also were sold and issued for a purchase price of $10.00 per share, or an aggregate purchase price of $160.00 million, pursuant to the Subscription Agreements entered into on October 5, 2020. The net cash received from the Business Combination after underwriter and transaction costs was $345.83 million.

Notwithstanding the legal form of the Business Combination pursuant to the Merger Agreement, the Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP.  Under this method of accounting, we are treated as the acquired company for financial reporting purposes, and Legacy Romeo is treated as the accounting acquiror.  In accordance with this accounting, the Business Combination is treated as the equivalent of Legacy

Romeo issuing stock for the net assets of RMG, accompanied by a recapitalization. The net assets of RMG are stated at historical cost, with no goodwill or other intangible assets recorded, and the operations prior to the Business Combination will be those of Legacy Romeo.  Legacy Romeo is the deemed accounting acquiror for purposes of the Business Combination based on the evaluation of the following facts and circumstances:

●	Legacy Romeo’s former stockholders hold a majority ownership interest in the combined company;
●	Legacy Romeo’s senior management team comprise senior management of the combined company;
●	Legacy Romeo is the larger of the companies based on historical operating activity and employee base; and
●	Legacy Romeo’s operations comprise the ongoing operations of the combined company.

Legacy Romeo became the successor to an SEC-registered and New York Stock Exchange listed company, which requires us to hire additional personnel and implement processes and procedures to address public company regulatory requirements and customary practices. We expect to incur incremental annual expenses as a public company for, among other things, increased directors’ and officers’ liability insurance; director fees; and additional internal and external accounting, legal, and administrative resources.

Components of Operating Results

The following discussion describes certain line items in our Consolidated Statements of Operations.

Revenues

We primarily generate revenues from the sale of battery modules, battery packs, and BMS, as well as the performance of engineering services, inclusive of the development of prototypes. Revenues generated from the sale of our battery modules, battery packs, and BMS under standard production contracts are presented as product revenue on our statements of operations. Revenues generated from the production of prototypes are included in services revenue on our statements of operations, as prototypes are developed as a part of broader engineering services contracts, which are commonly entered into prior to signing a full production contract with a customer. Related party service revenues relate entirely to revenues earned for engineering services provided to the BorgWarner JV.

Cost of Revenues and Gross Loss

Cost of revenues are comprised primarily of product costs, personnel costs, logistics and freight costs, and depreciation and amortization of manufacturing and test equipment. Our product costs are impacted by technological innovations, such as advances in battery controls and battery configurations, new product introductions, economies of scale that result in lower component costs, and improvements in and automation of our production processes.

Gross profit or loss may vary between periods and is primarily affected by average selling prices, product costs, product mix, customer mix, production volumes, production personnel costs, and warranty costs.

Operating Expenses

Operating expenses primarily consist of research and development costs and selling, general, and administrative costs. Personnel-related costs are the most significant component of each of these expense classifications and include salaries, benefits, payroll taxes, sales commissions, incentive compensation, and stock-based compensation.

Research and Development Expense

Research and development expense includes personnel-related costs, third-party design and development costs, testing and evaluation costs, and other indirect costs. Research and development employees are primarily engaged in the design and development of cell science design and engineering, modular technology and electro-mechanical engineering, thermal engineering, and BMS engineering. We devote substantial resources to research and development programs that focus on both enhancements to, and cost efficiencies in, existing products and the timely development of new products that utilize technological innovation to drive down product costs, improve product functionality, and enhance product safety and reliability. We intend to continue to invest appropriate resources in research and development efforts, as we believe that this investment is critical to maintaining our competitive position.

Selling, General, and Administrative Expense

Selling, general, and administrative expense includes both sales and marketing costs and general and administrative costs associated with back-office functions. Sales and marketing expense includes personnel-related costs, as well as travel, trade show, marketing, customer support, and other indirect costs. We expect to continue to make the necessary sales and marketing investments to enable the execution of our strategy, which includes increasing market penetration geographically, and entering into new markets through the expansion of our customer base and strategic partners. We currently offer products targeting the North American market for commercial trucks, buses, and through the BorgWarner JV, the European market for commercial and high-performance vehicles. Through the BorgWarner JV, we expect to continue to expand the geographic reach of our product offerings and explore new revenue channels in addressable markets in the future.

General and administrative expense includes personnel-related costs attributable to our executive, finance, human resources, and information technology organizations; certain facility costs; and fees for professional services. Fees for professional services consist primarily of outside legal, accounting, and information technology consulting costs.

Legal Settlement Expense

In November 2019, Legacy Romeo entered into a settlement agreement with a pre-existing holder of Legacy Romeo common stock to resolve a dispute related to a share purchase transaction. As a result of the settlement agreement, Legacy Romeo rescinded the share purchase transaction and made a cash payment to the former stockholder. The amount paid in excess of the estimated fair value of the shares that were rescinded resulted in the recognition of legal settlement expense.

Interest Expense

Interest expense primarily consists of interest incurred under the Notes, inclusive of non-cash interest expense related to the amortization of fees and debt discounts associated with beneficial conversion features and detachable warrants issued with the Notes. As Legacy Romeo’s outstanding Notes were converted or extinguished upon consummation of the Business Combination, we do not expect to incur material interest expense subsequent to the Business Combination.

Interest Income

Interest income includes interest earned on our cash balances.

Loss on Extinguishment of Debt

Loss on extinguishment of debt reported for the year ended December 31, 2019 is attributable to losses incurred upon the extinguishment of certain debt instruments.

Other Expense

During 2020, Legacy Romeo forgave certain stockholder notes receivable balances outstanding as of December 31, 2019. As a result, we recorded the amounts forgiven in Other Expense as of December 31, 2020.

Loss in Equity Method Investments

Loss in Equity Method Investments reflects the recognition of our proportional share of the net losses of our equity method investments.  For the years ended December 31, 2020 and 2019, these losses relate to the BorgWarner JV, in which we hold a 40% ownership interest.

Change in Fair Value of Public and Private Placement Warrants

In February 2019, RMG issued 7,666,648 warrants (the “Public Warrants”) to purchase shares of Common Stock at $11.50 per share. Simultaneously, RMG issued 4,600,000 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Public and Private Placement Warrants”) to purchase shares of Common Stock at $11.50 per share, to RMG Sponsor, LLC and certain funds and accounts managed by subsidiaries of BlackRock, Inc. and certain funds and accounts managed by Alta Fundamental Advisers LLC. All of the Public and Private Placement Warrants were outstanding as of December 31, 2020. For the year ended December 31, 2020, the change in fair value of the Public and Private Placement Warrants was $34.17 million. The Company re-measures the fair value of the Public and Private Placement Warrants at each reporting period. The decrease in the fair value of the Public and Private Placement Warrants was primarily due to the decreases in the price of our Common Stock and the Public Warrants over the period.

Income Tax Expense

For the periods presented, income tax expense primarily consists of franchise and other state and local taxes, as we are currently incurring losses and have recorded a valuation allowance against our net deferred income tax assets.

Results of Operations for the Fiscal Years Ended December 31, 2020 and 2019

	Years Ended
	December 31,	December 31,	$	%
$ in thousands	2020	2019	Change	Change
Revenues
Product revenues	$2,910	$4,847	$(1,937)	(40.0)
Service revenues	2,922	1,665	1,257	75.5
Related party service revenues	3,142	1,976	1,166	59.0
Total revenues	8,974	8,488	486	5.7
Cost of revenues
Product cost	9,997	12,703	(2,706)	(21.3)
Service cost	5,337	2,877	2,460	85.5
Related party service cost	2,631	1,657	974	58.8
Total cost of revenues	17,965	17,237	728	4.2
Gross loss	(8,991)	(8,749)	(242)	2.8
Operating expenses
Research and development	7,995	11,242	(3,247)	(28.9)
Selling, general and administrative	17,338	13,890	3,448	24.8
Legal settlement expense	—	4,586	(4,586)	(100.0)
Total operating expenses	25,333	29,718	(4,385)	(14.8)
Operating loss	(34,324)	(38,467)	4,143	(10.8)
Interest expense	(1,111)	(10,954)	9,843	(89.9)
Interest income	—	269	(269)	(100.0)
Loss on extinguishment of debt	—	(9,181)	9,181	(100.0)
Change in fair value of Public and Private Placement Warrants	34,168	—	34,168	—
Other expense	(3,868)	—	(3,868)	—
Net loss before income taxes and loss in equity method investments	(5,135)	(58,333)	53,198	(91.2)
Loss in equity method investments	(2,480)	(1,520)	(960)	63.2
Income tax expense	(2)	(1)	(1)	100.0
Net loss	$(7,617)	$(59,854)	$52,237	(87.3)

Revenues

	Years Ended
	December 31,	December 31,
$ in thousands	2020	2019
Product revenues	$2,910	$4,847
% of total revenues	32.4%	57.1%

Service revenues	2,922	1,665
% of total revenues	32.6%	19.6%

Related party service revenues	3,142	1,976
% of total revenues	35.0%	23.3%

Total revenues	$8,974	$8,488

Product revenues

Product revenues decreased approximately $1.94 million, or 40.0%, for the year ended December 31, 2020, as compared to product revenues for the year ended December 31, 2019. The decrease in product revenues relates to decreased deliveries of commercial vehicle products following the completion of a large contract in April 2020.  Average selling prices per unit did not have a significant impact on revenues for the year ended December 31, 2020, as compared to the year ended December 31, 2019.

The decrease in our commercial vehicle pack and module production and delivery activity was offset by an increased focus on the execution and delivery against new engineering and prototype development agreements with both new and prospective module and pack customers, as subsequently discussed.  Under our typical sales cycle, these engineering and prototype agreements are expected to be precursors to future product supply agreements, for which product revenues are recognized as products are delivered.

The primary driver of decreased product revenues was a contract completed during April 2020 for which a significant portion of the $4.56 million product revenue was recognized in 2019 and not subsequently replaced in 2020, partially offset by a new contract that was started and completed in 2020 for $2.37 million. Additional contracts in 2020 increased by $0.25 million further offsetting the product revenue decrease. We expect to report lower product revenues until we begin to produce and deliver modules and packs in accordance with our more recently signed customer supply contracts, certain of which provide for minimum take or pay order commitments. Minimum quantity commitments related to contracts signed through February of 2021 exceed $555 million of backlog. While the delivery of modules and packs and recognition of the associated product revenues under certain of these supply contracts will not commence until after completion of the delivery of engineering and prototype services, we expect to recognize approximately 4% of this backlog revenue over the twelve-month period following December 31, 2020.

Service revenues

Service revenues increased approximately $1.26 million, or 75.5%, for the year ended December 31, 2020, as compared to service revenues for the year ended December 31, 2019. The increase is related to the timing of deliveries against engineering and prototype contracts for which revenue is deferred until all engineering services are complete and all prototypes have been delivered. Upon completion of a significant engineering and prototype contract during the final fiscal quarter of 2020, $2.54 million of revenue, inclusive of amounts that had been previously deferred in accordance with our accounting policy, was recognized as of the point in time at which delivery of the final developed prototype occurred. The impact of recognizing $2.54 million of revenues upon completion of the significant engineering and prototype contact in the fourth quarter of 2020, in addition to $0.38 million in other service revenues contracts, was partially offset by $0.71 million of deferred costs in 2018 that were recognized in 2019 and $0.96 million of service revenues related to contracts that were completed in 2019 and did not reoccur in 2020.

Related party service revenues

Related party service revenues increased approximately $1.17 million, or 59.0%, for the year ended December 31, 2020, as compared to related party service revenues for the year ended December 31, 2019. Related party service revenues relate to engineering services that we provided to the BorgWarner JV during each respective period. As our joint venture with BorgWarner was not formed until June 28, 2019, and did not commence operations until the third quarter of 2019, related party service revenues earned during the year ended December 31, 2020 exceeded the related party service revenues earned during the portion of the twelve month-period ended December 31, 2019 during which Romeo provided engineering services to the BorgWarner JV. On an annualized basis, related party service revenues were down primarily due to a contract ending in 2019 that did not reoccur in 2020.

Cost of Revenues

	Years Ended
	December 31,	December 31,
$ in thousands	2020	2019
Cost of revenues – product cost	$9,997	$12,703
% of cost of revenues	55.6%	73.7%

Cost of revenues – service cost	5,337	2,877
% of cost of revenues	29.7%	16.7%

Cost of revenues – related party service cost	2,631	1,657
% of cost of revenues	14.6%	9.6%

Total cost of revenues	$17,965	$17,237

Cost of revenues – product cost

Cost of revenues associated with product revenues decreased approximately $2.71 million, or 21.3%, for the year ended December 31, 2020, as compared to cost of revenues associated with product revenues for the year ended December 31, 2019. On a period-over-period basis, labor costs decreased $1.27 million and material costs decreased $0.89 million which was attributable to a decrease of approximately 40% in the production of commercial vehicle products under supply contracts, due to a significant shift in the concentration of our plant’s production activities to the manufacturing of prototypes under a significant engineering and prototype service contract during 2020. As a result, for the year ended December 31, 2020, a significantly greater portion of our raw material inventory and production line labor were dedicated to delivering upon prototype service contracts.

The significant decrease in labor and material costs due to lower module and pack production under supply contracts was offset by a $1.37 million increase in expense related to the write-down of obsolete inventory primarily due to obsolescence of certain raw materials and work-in-progress as a result of technological advances and excess inventory from final purchase orders differing from our estimates. Expense attributable to inventory write-downs totaled approximately $3.11 million for the year ended December 31, 2020, as compared to $1.74 million for the period ended December 31, 2019.

The decrease in labor and material costs attributable to lower production levels also resulted in a decrease of approximately $0.55 million in overhead costs.  A significant portion of the overhead costs we incurred include facility rent, utilities, and depreciation of manufacturing equipment, which are fixed in nature and allocated between product and service costs based on production levels. Accordingly, these costs are still incurred when we experience a reduction in production volume. The increase in service revenue resulted in an increased allocation of overhead to service revenue. As manufacturing activities under our supply contracts increase to a normalized production volume, we expect our fixed and semi-fixed overhead costs to be absorbed through the production of our modules and packs.

Cost of revenues – service cost

Cost of revenues associated with service revenues increased approximately $2.46 million, or 85.5%, for the year ended December 31, 2020, as compared to cost of revenues associated with service revenues for the year ended December 31, 2019. Costs recognized for the year ended December 31, 2020 include amounts incurred in connection with delivery against a significant engineering and prototype service contract, inclusive of $2.36 million of costs that had been deferred as a contract asset prior to the fourth quarter of fiscal year 2020. These previously deferred costs, as well as incremental costs incurred during the fourth quarter of 2020, were recognized contemporaneously with the recognition of the associated revenue, which occurred upon completion of production and delivery of the prototypes specified in the customer contract during the quarter ended December 31, 2020.

The impact of the recognition of costs attributable to the significant engineering and prototype service contract was partially offset by costs in 2019 related to four smaller engineering services contracts that were completed in 2019 and did not reoccur in 2020.

Cost of revenues – related party service cost

Cost of revenues associated with related party service revenues increased approximately $0.97 million, or 58.8%, for the year ended December 31, 2020, as compared to the cost of revenues associated with related party service revenues for the year ended December 31, 2019. Costs incurred for the year ended December 31, 2020 primarily relate to personnel costs attributable to employees that provided engineering services to the BorgWarner JV during the period. Our joint venture with BorgWarner was not formed until June 28, 2019, and did not commence operations until the third quarter of 2019. We provided increased services to the joint venture and, accordingly, incurred increased engineering labor costs during the year ended December 31, 2020, as compared to the year ended December 31, 2019. On an annualized basis, related party service costs were down primarily due to a contract ending in 2019 that did not reoccur in 2020.

Research and Development Expense

Research and development expense decreased approximately $3.25 million, or 28.9%, for the year ended December 31, 2020, as compared to research and development expense for the year ended December 31, 2019. The decrease was primarily attributable to the following drivers:

Primary Drivers ($ in thousands)	Increase / (Decrease)
Compensation and benefit costs	$(4,230)
Materials and consumables	812
Primary drivers of the total decrease in research and development expense	$(3,418)

The decrease in research and development expense for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily attributable to a $4.23 million decrease in compensation and benefits costs as a result of employees’ executing on services contracts and BorgWarner JV services resulting in less time being spent on research and development activities. In addition, there was an 8.4% reduction in department headcount when we paused development of our stationary storage product line in May 2019 to focus development efforts solely on mobility products. The decrease in compensation and benefits costs was offset by materials and consumables increasing $0.81 million due to an increased focus on product development and testing.

Selling, General, and Administrative Expense

Selling, general, and administrative expense increased approximately $3.45 million, or 24.8%, for the year ended December 31, 2020, as compared to selling, general, and administrative expense for the year ended December 31, 2019. The increase was primarily attributable to the following drivers:

Primary Drivers ($ in thousands)	Increase / (Decrease)
Compensation and benefit costs	$286
Professional fees	2,844
Warranty expense	363
Primary drivers of the total increase in selling, general and administrative	$3,493

The increase in selling, general and administrative expense for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily a result of $2.02 million of stock-based compensation expense for incentive and nonqualified stock options. This expense was offset by a 15.0% decrease in departmental headcount. In addition, professional fees increased $2.84 million primarily as a result of audit and accounting fees associated with the Business Combination and warranty expense increased $0.36 million primarily as a result of increased reserves for estimated warranty expense and returned products covered under warranty. As discussed in the ‘Overview’ section, we expect selling, general, and administrative expense to increase for future periods now that the Business Combination has been completed, including increased investment in marketing, advertising, and the sales and distribution infrastructure for our products and services; increased personnel in internal functions such as operations, finance, and information technology to support our current state as a publicly traded company; and substantial investment in management information systems.

Legal Settlement Expense

The amount reported for the year ended December 31, 2019 relates to a settlement agreement that we entered into in November 2019 to resolve a dispute related to a share purchase transaction with a pre-existing holder of our common stock. As a result of the settlement agreement, we rescinded the share purchase transaction and made a cash payment to the former stockholder. The amount paid in excess of the estimated fair value of the shares that were rescinded resulted in the recognition of $4.59 million of settlement expense. All amounts due in connection with the settlement agreement were paid in 2019. We did not incur comparable material legal settlement expense during 2020.

Interest Expense

Interest expense decreased $9.84 million, or 89.9%, for the year ended December 31, 2020, as compared to interest expense for the year ended December 31, 2019. The decrease was partially attributable to the absence of comparable non-cash interest expense related to the amortization of debt discounts associated with beneficial conversion features and detachable warrants in the current period. We incurred $5.59 million of non-cash interest expense during the year ended December 31, 2019, as compared to no non-cash interest expense during the year ended December 31, 2020. This decrease was due to the conversion and/or extinguishment of the debt instruments to which the non-cash interest expense was related during 2019.

Additionally, interest expense decreased $4.25 million as a result of a decrease in debt outstanding during the period, accompanied by a reduction in the average interest rate charged for debt instruments outstanding. During the year ended December 31, 2019, we had approximately $50 million in outstanding debt obligations, prior to extinguishment and conversion in May 2019, as compared with $3.34 million in outstanding debt obligations at December 31, 2020.

Interest Income

We did not earn any interest income during the year ended December 31, 2020. Interest income for the year ended December 31, 2019 was approximately $0.27 million, which was earned on our cash balances.

Loss on Extinguishment of Debt

The loss on extinguishment of debt was attributable to $9.18 million in net losses incurred upon the extinguishment of debt during the year ended December 31, 2019. The extinguishment losses recognized during the year ended December 31, 2019 were incurred in connection with (1) entering into amendments to extend certain outstanding Notes payable arrangements while pursuing the 2019 preferred stock subscription and (2) the extinguishment of certain Notes at the time of the 2019 preferred stock subscription. No losses were incurred on the debt that we modified or extinguished during the year ended December 31, 2020.

Change in Fair Value of Public and Private Placement Warrants

For the year ended December 31, 2020, the change in fair value of the Public and Private Placement Warrants was $34.17 million. The Company re-measures the fair value of the Public and Private Placement Warrants at each reporting period. The decrease in the fair value of the Public and Private Placement Warrants was primarily due to the decreases in the price of our Common Stock and the Public Warrants subsequent to the Business Combination.

Other Expense

In April and December 2020, we agreed to cancel $1.79 million and $2.02 million, respectively, of $9.12 million stockholder notes receivable balances outstanding as of December 31, 2019. Additionally, we determined that $0.05 million of additional stockholder notes receivable balances outstanding as of December 31, 2019 were uncollectable. As a result, we recorded $3.87 million in Other expense for the year ended December 31, 2020, which represents the amounts forgiven as of December 31, 2020. The stockholders repaid $5.31 million and, as of December 31, 2020, no additional stockholder notes receivable remain outstanding.

Loss in Equity Method Investments

We account for the investment in the BorgWarner JV under the equity method of accounting and, accordingly, we recognize our proportionate share of the joint venture’s earnings and losses. Loss in equity method investments increased $0.96 million, or 63.2%, for year ended December 31, 2020, as compared to loss in equity method investments for the year ended December 31, 2019. The loss in equity method investments recognized for the year ended December 31, 2020 and 2019 represents our 40% share of the losses recognized by the joint venture for the corresponding period. The increase in the loss in equity method investments for the current period is due to our joint venture with BorgWarner not being formed until June 28, 2019 and not commencing operations until the third quarter of 2019. Accordingly, the loss in equity method investments amount incurred for the year ended December 31, 2019 did not relate to a full twelve months of operations of the BorgWarner JV.

Income Tax Expense

The effective tax rate of 0.0% realized for each period was significantly below the Federal statutory rate of 21.0%, as we incurred significant losses during each reporting period and did not recognize an income tax benefit associated with these losses because a full valuation allowance is maintained against our net deferred income tax assets. Any amounts reflected in income tax expense represent various state and local tax obligations and consist primarily of California franchise tax.

Net Loss

We reported a net loss of $7.62 million for the year ended December 31, 2020, as compared to a net loss of $59.85 million for the year ended December 31, 2019. The decrease in the net loss recognized for the year ended December 31, 2020 was due to the factors discussed above but primarily driven by the $34.17 million gain from the change in fair value of the Public and Private Placement Warrants.

Business Segment Results of Operations

We operate in two business segments: Romeo Power North America and Joint Venture Support. We have organized our business segments based on the customers served. Romeo Power North America sells our products and services to unrelated external customers; whereas, the Joint Venture Support segment provides engineering services exclusively to the BorgWarner JV, which was formed in June 2019 and commenced operations in the third quarter of 2019. Segment results for the years ended December 31, 2020 and 2019 are as follows:

Business Segment Revenue

	Years Ended
$ in thousands	December 31, 2020	December 31, 2019	$ Change	% Change
Revenue
Romeo Power North America	$5,832	$6,512	$(680)	(10.4)%
Joint Venture Support	3,142	1,976	1,166	59.0
Total revenue	$8,974	$8,488	$486	5.7%

Romeo Power North America

The Romeo Power North America segment’s revenues consist of all product and service revenues, with the exception of our related party service revenues earned from providing services to the BorgWarner JV. Accordingly, the $0.68 million, or 10.4% decrease in Romeo Power North America revenues includes the $1.94 million decrease in product revenue earned from sales of our commercial vehicle battery modules and packs, which is primarily attributable to the completion of delivery under a large supply contract in April 2020 and not subsequently replaced. The decrease in Romeo Power North America revenues was attributable to lower product sales which was offset by the $1.26 million increase in service revenues. The increase in service revenues was primarily driven by the recognition of revenue upon delivery of the final prototypes under a significant engineering and prototype development contract during the fourth quarter of 2020. Revenue recognized under this significant engineering and prototype development contract during the fourth quarter of 2020 included $2.54 million that had been deferred during prior reporting periods in accordance with our revenue recognition policy. The impact of the revenue from the significant engineering and prototype development contract was partially offset by lesser engineering services revenue earned from certain contracts that were completed in 2019. Average selling prices did not have a significant impact on product sales during the year ended December 31, 2020, as compared to year ended December 31, 2019.

Joint Venture Support

The Joint Venture Support segment’s reported revenue for each of the years ended December 31, 2020 and 2019 relates to engineering services provided to the BorgWarner JV during each annual period. The Joint Venture Support revenue increased $1.17 million, or 59.0%, for the year ended December 31, 2020, as compared to the Joint Venture Support segment’s revenue for the year ended December 31, 2019. The Joint Venture Support segment did not commence providing services to the BorgWarner JV until the third quarter of 2019 and, consequently, this segment recognized substantially less revenue for the year ended December 31, 2019, as compared to the year ended December 31, 2020.

Business Segment Gross Profit (Loss)

	Years Ended
$ in thousands	December 31, 2020	December 31, 2019	$ Change	% Change
Business segment gross loss
Romeo Power North America	$(9,502)	$(9,068)	$(434)	4.8%
Joint Venture Support	511	319	192	60.2
Total business segment gross loss	$(8,991)	$(8,749)	$(242)	2.8%

Romeo Power North America

The Romeo Power North America segment’s gross loss reflects product and service revenue generated from all customers except the BorgWarner JV, less the associated costs of sales. The Romeo Power North America segment’s gross loss was consistent, period-over-period. The Romeo Power North America segment’s revenues decreased 10.4%, but margins remained similar to the prior year due to improved pricing and the improved ability to absorb costs. The offset to this improvement is the increase in expense related to the write-down of excess and obsolete inventory $1.37 million.

As our production levels and revenues scale, the Romeo Power North America segment’s performance is expected to benefit from cost savings attributable to (1) advanced product design maturity, (2) a reduction in direct materials costs for significant components of our battery modules and packs – for example, as we shift from customized production to more standardized production for key components that make up a significant portion of each unit’s materials cost, (3) a reduction in the costs of inventory purchases driven by larger quantity purchases that will be supported by firm customer orders, and (4) lower unabsorbed labor and overhead costs.

Joint Venture Support

The Joint Venture Support segment’s gross profit is reflective of revenues earned from engineering services provided to the BorgWarner JV, less our internal costs to deliver those services – primarily consisting of personnel costs. The Joint Venture Support segment’s gross profit increased $0.19 million, or 60.2%, for the year ended December 31, 2020, as compared to the segment’s income for the year ended December 31, 2019. We did not commence providing services to the BorgWarner JV until the third quarter of 2019 and, consequently, the recognized gross profit of $0.32 million for the year ended December 31, 2019 does not reflect a full twelve months of operating activity. On an annualized basis joint venture support gross profit was down primarily due to a contract ending in 2019 that did not reoccur in 2020. This was partially offset by certain startup costs that occurred in 2019 that did not reoccur in 2020.

Non-GAAP Financial Measures

In addition to our results determined in accordance with accounting principles generally accepted in the United States of America (GAAP), our management utilizes certain non-GAAP performance measures, EBITDA and Adjusted EBITDA, for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

EBITDA and Adjusted EBITDA

“EBITDA” is defined as earnings before interest income and expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” has been calculated using EBITDA adjusted for losses on the extinguishment of debt, stock-based compensation, settlement of certain legal matters, and forgiveness of a portion of stockholder notes receivable and a gain on the change in fair value of the Public and Private Placement Warrants. We believe that both EBITDA and Adjusted EBITDA provide additional information for investors to use in (1) evaluating our ongoing operating results and trends and (2) comparing our financial performance with those of comparable companies, which may disclose similar non-GAAP financial measures to investors. These non-GAAP measures provide investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.

EBITDA and Adjusted EBITDA are presented as supplemental measures to our GAAP measures of performance. When evaluating EBITDA and Adjusted EBITDA, you should be aware that we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Furthermore, our computation of Adjusted EBITDA may not be directly comparable to similarly titled measures computed by other companies, as the nature of the adjustments that other companies may include or exclude when calculating Adjusted EBITDA may differ from the adjustments reflected in our measure. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation, nor should these measures be viewed as a substitute for the most directly comparable GAAP measure, which is net loss. We compensate for the limitations of our non-GAAP measures by relying primarily on our GAAP results. You should review the reconciliation of our net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our performance.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2020 and 2019:

	Years Ended
	December 31,	December 31,
$ in thousands	2020	2019
Net loss	$(7,617)	$(59,854)
Interest expense	1,111	10,954
Interest income	—	(269)
Income tax expense	2	1
Depreciation and amortization expense	1,988	1,871
EBITDA	(4,516)	(47,297)
Loss on debt extinguishment	—	9,181
Stock-based compensation	3,567	1,566
Settlement of certain legal matters	—	4,586
Change in fair value of Public and Private Placement Warrants	(34,168)	—
Forgiveness of portion of stockholder notes receivable	3,868	—
Adjusted EBITDA	$(31,249)	$(31,964)

Liquidity and Capital Resources

From our inception in June 2014 through December 31, 2020, we generated an accumulated deficit of $177.44 million, while pursuing substantial research and development activities to bring the products in its lithium-ion battery technology platform to market on a mass production scale.

Between 2016 and April 2019, Legacy Romeo’s operations were funded by the issuance of convertible notes, two classes of equity, and term notes. During this period, Legacy Romeo issued a total of $22.6 million in convertible notes, borrowed $51.33 million under term notes, sold $7.23 million in Series Seed preferred shares (2016 only), and sold $44.6 million in common stock. During the year ended December 31, 2019, Legacy Romeo issued $19.0 million of the term notes described above and repaid a total of $25.62 million of term notes. In December 2019, Legacy Romeo issued $5.2 million in new convertible notes.

In June 2019, Legacy Romeo closed a Series A preferred stock round of financing that included cash investments of $56.49 million and the conversion of outstanding debt and interest totaling $31.85 million in exchange for the issuance of an aggregate of 315,286,937 shares of newly authorized Series A preferred stock. Also, in connection with the Series A preferred stock financing, Legacy Romeo redeemed approximately 35.4% of each Series Seed holder’s shares of Series Seed preferred stock issued and outstanding. Each Series Seed stockholder received a payment in cash equal to $0.33 per share. The Series Seed preferred stock was not mandatorily redeemable in advance of the Series A preferred stock sale. In connection with the execution of the Series A preferred stock purchase agreement, the Series Seed holders agreed to the redemption.

The June 2019 Series A preferred stock raise was led by BorgWarner. In conjunction with BorgWarner’s investment of $50 million into Legacy Romeo, BorgWarner and Legacy Romeo created a global joint venture, the BorgWarner JV, on June 28, 2019, which is intended to accelerate both companies’ reach into the European market in a capital efficient way. Legacy Romeo’s capital contribution for its 40.0% ownership interest in the joint venture was $4.0 million, which amount was funded through BorgWarner’s direct transfer of $4.0 million of the $50.0 million that was due to Legacy Romeo for the purchase of Series A preferred stock to the BorgWarner JV.

Between March and May 2020, Legacy Romeo closed a round of financing that included the issuance of 32.0 million shares of newly authorized Series A-5 preferred stock. Legacy Romeo issued Series A-5 preferred shares at a purchase price of $0.1250 per share for a total raise of $4.0 million.

In June 2020, we received loan proceeds in the amount of $3.34 million under the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses. The loans and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. We currently believe that our use of the loan proceeds through the forgiveness period has been in compliance with the conditions for forgiveness of the loan. Per the terms of the PPP loan, payments are deferred for borrowers who apply for loan forgiveness until the SBA makes a determination on the loan amount to be forgiven. We applied for forgiveness of the loan following the covered period of the loan.

Between October 2020 and December 2020, Legacy Romeo borrowed approximately $2.03 million in debt, to provide additional financing until the closing of the Business Combination described below.

In addition, in December 2020, Legacy Romeo collected $5.31 million in notes receivable from stockholders.

On December 29, 2020, the consummation of the Business Combination resulted in net cash proceeds of $345.83 million of cash available to fund our future operations, potential future obligations to contribute cash to the BorgWarner JV, our $35.00 million initial contribution for a profit sharing interest in the HBR System, and our long-term business plan for the next twenty-four to thirty-six months. The net proceeds received reflect the receipt of gross proceeds of $394.20 million from the Business Combination, inclusive of cash from the PIPE Shares, offset by the following: (i) settling all of Legacy Romeo’s issued and outstanding term notes, inclusive of accrued and unpaid interest, (ii) payment of transaction costs incurred by both RMG and Legacy Romeo, and (iii) payments of deferred legal fees, underwriting commissions, and other costs incurred in connection with the initial public offering of RMG.

Our current business plan through 2025 includes substantial investments into expanded research and development capacity, as well as an allocation of capital for new factories or strategic acquisitions, which activities are expected to be funded using the cash available to the Company resulting from the Business Combination and long-term revenues through multi-year supply agreements for our products and services. These activities are currently planned to occur even while we are in the process of achieving positive free cash flow from our existing business segments. The current business plan does not factor any type of working capital financing that, if needed, could extend our cash reserves until we become self-sustaining.

Our continuing short-term and long-term liquidity requirements are expected to be impacted by the following, among other things:

●	the timing and the costs involved in bringing our products to market;
●	the expansion of production capacity;
●	our ability to manage the costs of manufacturing;
●	the scope, progress, results, costs, timing and outcomes of our research and development for our battery modules and battery packs;
●	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
●	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as a result of becoming a public company;
●	our ability to collect revenues from start-up companies operating in a relatively new industry;
●	the global battery cell shortage;
●	our obligation to fund our proportional share of the operating expenses, working capital, and capital expenditures of the BorgWarner JV; and

●	other risks discussed in the section entitled “Risk Factors.”

COVID-19

As discussed in the ‘Overview’ section, we have taken temporary precautionary measures intended to help minimize the risk of the COVID-19 virus to our employees including temporarily requiring some employees to work remotely and implementing social distancing protocol for all work conducted onsite. We have suspended non-essential travel worldwide for employees and we discourage employee attendance at other gatherings. To date, COVID-19 has had a limited adverse impact on our operations, supply chains and distribution systems, and has resulted in sustaining higher losses on raw material than previously expected. The degree and duration of disruptions to future business activity are unknown at this time.

Short-Term Liquidity Requirements

As of December 31, 2020, our current assets were approximately $305.49 million, consisting primarily of cash and cash equivalents, inventory, and insurance receivables. As of December 31, 2020, our current liabilities were approximately $16.05 million, consisting primarily of accounts payable, accrued expenses, a legal settlement amount, and current debt obligations. The Business Combination resulted in an increase of $345.83 million in cash that will be sufficient to fund both our liquidity needs over the near-term and the execution of our business strategy over the next 24 to 36-month period, which we expect will include (1) expanding and scaling our production capabilities, (2) investing in research and development activities, (3) expanding sales and marketing activities, and (4) pursuing strategic partnerships.

Long-Term Liquidity Requirements

Management anticipates that our most significant long-term liquidity and capital needs will relate to capital expenditures and the expansion of production capacity, working capital to support increased production volume, and general overhead and personnel expenses to support continued growth and scale. We believe the cash available to us from the consummation of the Business Combination, including the sale of the PIPE Shares, will be sufficient to cover forecasted capital needs and operating expenditures for fiscal year 2021 through fiscal year 2022. Beginning in 2023, we anticipate that we will be able to generate sufficient free cash flow from the sale of our products and services to cover operating expenses, working capital, and capital expenditures. If adequate funds are not available to accomplish our anticipated long-term growth, we plan to fund future cash needs through debt financing. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we can borrow additional capital could be disadvantageous, and the terms of debt securities or borrowings could impose significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing.

Cash Flow Analysis

The following table provides a summary of cash flow data for the years ended December 31, 2020 and December 31, 2019:

	Years Ended
	December 31,	December 31,
$ in thousands	2020	2019
Cash, cash equivalents, and restricted cash at beginning of period	$1,929	$1,511
Operating activities:
Net losses	(7,617)	(59,854)
Non-cash adjustments	(18,639)	21,664
Changes in working capital	(3,623)	(8,774)
Net cash used for operating activities	(29,879)	(46,964)
Net cash used for investing activities	(36,325)	(1,171)
Net cash provided by financing activities	358,217	48,553
Net change in cash, cash equivalents, and restricted cash	292,013	418
Cash, cash equivalents, and restricted cash at end of period	$293,942	$1,929

Cash Flows from Operating Activities

Net cash used for operating activities was approximately $29.88 million for the year ended December 31, 2020. The most significant contributor to the cash used during this period was $18.64 million of non-cash adjustments consisting primarily of the $34.17 million gain from the change in fair value of the Public and Private Placement Warrants and partially offset by $3.87 million of forgiveness of a  portion of stockholder notes receivable, $1.99 million related to depreciation and amortization, $3.11 million related to a write-down of inventory, $2.48 million related to losses on our equity method investment, $3.57 million related to stock-based compensation, and $0.51 million related to operating and financing lease expense. Additional drivers include a net loss of approximately $7.61 million and cash outflows of $3.62 million attributable to changes in operating assets and liabilities.

Net cash outflows attributable to changes in operating assets and liabilities totaled approximately $3.62 million. These net cash outflows were primarily the result of a decrease in accounts payable of $2.56 million due to a focused effort to paydown outstanding invoices after the consummation of the Business Combination, an increase in prepaid expense of $1.69 million related to a reduction of purchases from certain vendors requiring prepayment as a result of delivery of a significant engineering and prototype development contract during the fourth quarter of 2020, payments for inventory purchases of $1.37 million to support fulfillment of our agreements and a decrease in our lease liabilities of $0.22 million related to ongoing payments. The cash outflows were partially offset by an increase in accrued expenses of $1.74 million primarily due to the timing of payments for materials and professional fees, an increase in contract liabilities of $0.53 million due to the timing of advance payments received in connection with new contract awards, $0.47 million related to interest accrued and paid on notes payable and an increase in accounts receivable of $0.53 million related to timing of payments received.

Net cash used for operating activities was approximately $46.96 million for the year ended December 31, 2019. The most significant contributor to the cash used during this period was a net loss of approximately $59.85 million, partially offset by $21.66 million of non-cash expenses consisting primarily of $9.18 million related to debt extinguishment losses recorded upon modification of outstanding convertible notes, $5.59 million of interest expense attributable to the amortization of debt discounts, $1.87 million related to depreciation and amortization, $1.74 million related to a write-down of inventory, $1.57 million related to stock-based compensation, and $1.52 million related to losses on our equity method investment.

Net cash outflows attributable to changes in operating assets and liabilities totaled $8.77 million. These net cash outflows were primarily the result of an increase in inventory of $2.57 million due to the purchase of raw materials in advance of production activities and an increase to prepaid expenses of $1.43 million as a result of purchases from certain vendors that required prepayment, partially offset by a decrease in accounts payable of $2.13 million due to a focused effort to paydown outstanding invoices and reduce costs with vendors, a decrease in accrued expenses of $1.77 million due to a reduction in commissions, bonuses, and vacation accruals, and a decrease in contract liabilities of $0.90 million due to the liquidation of advance payments related to non-recurring engineering and prototype services contracts upon performance on the contact and recognition of sales.

Cash Flows from Investing Activities

For the year ended December 31, 2020, net cash used for investing activities was approximately $36.32 million and was primarily related to our contribution of $35.00 million to our strategic collaborator HBR, to fund operating activities under the terms of our Battery Recycling Arrangement (as defined below). The remaining net cash used for investing activities of $1.34 million was related to purchases of property and equipment.

For the year ended December 31, 2019, net cash used for investing activities was $1.17 million, primarily driven by our capital expenditures for property and equipment.

Cash Flows from Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities of approximately $358.22 million was primarily related to $345.83 million of proceeds from the Business Combination, $6.48 million from the issuance of term notes, $1.92 million of proceeds from the issuance of convertible notes, $3.30 million of proceeds from a PPP loan, $5.31 million of proceeds from stockholder note receivable, $5.03 million from the issuance of common stock and $2.21 million from the exercise of stock options and warrants. These cash inflows were partially offset by $11.58 million of cash paid to reduce outstanding term and convertible note balances and $0.28 million related to the principal portion of finance lease liabilities.

For the year ended December 31, 2019, net cash provided by financing activities of approximately $48.55 million was primarily reflective of approximately $56.49 million of proceeds from the issuance of preferred stock, approximately $19.00 million from the issuance of term notes, approximately $5.45 million from the issuance of convertible notes, and approximately $2.57 million from the exercise of stock warrants. These cash inflows were partially offset by approximately $25.62 million of cash paid to reduce outstanding term and convertible note balances and approximately $4.05 million of cash paid to redeem preferred stock, and approximately $4.09 million of cash paid in dividends to preferred stockholders.

Contractual Obligations and Commitments

The following table describes our contractual obligations and commitments as of December 31, 2020:

				2023	2025
				and	and
$ in thousands	Total	2021	2022	2024	2026	Thereafter
Operating leases	$9,998	$901	$902	$1,804	$1,804	$4,587
Finance leases	314	295	19	—	—	—
PPP Loans	3,342	2,259	1,053	24	6	—
Total*	$13,654	$3,455	$1,974	$1,828	$1,810	$4,587

*Amounts exclude a $6.00 million legal settlement payable related to an employee liability matter. Our business and umbrella insurance carriers have agreed to cover the cost of damages owed, and we have recorded a $6.00 million insurance receivable to reflect that commitment.

Internal Control over Financial Reporting

In the course of preparing the consolidated financial statements, we and our independent registered public accounting firm has determined that we have a material weakness in our internal control over financial reporting.   Despite not conducting a formal assessment regarding ICFR, management identified the following material weaknesses in its internal controls: (i) inadequate segregation of duties, including review and approval of journal entries; and (ii) lack of sufficient technical accounting resources.  Control deficiencies relating to a lack of sufficient technical accounting resources also included insufficient resources for the timely review of certain accounting analyses and associated journal entries, and of the financial statement and disclosure preparation process. In aggregate we have deemed these deficiencies to be a material weakness.

In order to remediate this material weakness, we plan to take the following actions:

●	hiring new accounting personnel;
●	transitioning oversight of financial reporting to a principal financial officer;
●	engaging a national accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO;
●	implementation of additional review controls and processes; and
●	implementation of process and controls to better identify and manage risks.

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 31, 2020, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act after the completion of this offering.

Critical Accounting Policies

The preparation of our consolidated financial statements and related notes requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Management has based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of our significant accounting policies see Note 2 - “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Equity Method Investments

Heritage Battery Recycling Arrangement

On October 2, 2020, we entered into a Battery Recycling Agreement with HBR, an affiliate of HES (the “Battery Recycling Arrangement”). Under the Battery Recycling Arrangement, HBR has agreed to design, build and operate a System for redeploying, recycling or disposing of lithium-ion batteries to be located at HES’s facility in Arizona. Immediately following the Business Combination on December 29, 2020, we contributed $35.00 million to HBR, a related party to an investor in Legacy Romeo and an investor of $25.00 million in the PIPE Shares. Our investment in HBR is intended to fund the building, operation, maintenance, and repair of the System.  The terms of the Battery Recycling

Arrangement require us to fund 30% of any operating shortfall of the System for the duration of the agreement with HBR and gives us the right to receive 30% of the profit generated by the System. The initial contract duration is for a period of ten years from December 29, 2020, and the agreement automatically extends for one-year renewal periods indefinitely.  While the arrangement is in effect, it establishes a strategic arrangement with HES for the collection of our battery packs for recycling, and it gives our customers priority at the recycling facility. We also have agreed to fund, in principal, up to $10.00 million for a pilot that, if successful, could lead to the purchase of commercial vehicles containing Romeo batteries by HBR’s affiliate. The participants in the Pilot Program have been selected and the parties are beginning to work towards an agreement to support the Pilot Program.

We have determined that the Battery Recycling Arrangement should be accounted for as an equity method investment. We have not consolidated our interest in the System or HBR in our consolidated financial statements as we lack the ability to direct the activities that most significantly impact HBR’s or the System’s economic performance and are therefore not the primary beneficiary and we do not exercise control over HBR.  We evaluated the characteristics of the arrangement to determine if it is more similar to a financial instrument, a loan, or an investment to be accounted for under the equity method of accounting. The classification of the contribution and subsequent accounting considerations involves significant judgment and relies on various factors including, the significance of HBR’s equity in the project, the amount and timing of expected profits, our requirement to fund 30% of the System’s operating shortfall, our ability to share in 30% of its operating profits, and the estimated fair value of the arrangement at inception.  Based on the facts and circumstances surrounding the Battery Recycling Arrangement we concluded that it constitutes an arrangement that should be accounted for as an equity method investment.  We recorded our $35.00 million equity method investment in our consolidated balance sheet as of December 31, 2020, which we believe represents the fair value of the Battery Recycling Arrangement at inception.

Revenue Recognition

We primarily generate revenue from the sale of battery packs, battery modules, and the performance of engineering services, inclusive of the development of prototypes. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

We determine the amount, timing, and pattern of revenue recognition by applying the following steps outlined in accounting standards codification (ASC) Topic 606 – Revenue from Contracts with Customers:

1.	identifying the contract with a customer;
2.	identifying the performance obligations in the contract;
3.	determining the transaction price;
4.	allocating the transaction price to the performance obligations; and
5.	recognizing revenue as the performance obligations are satisfied.

Identifying the performance obligations contained in a contract, determining transaction price, allocating transaction price, and determining when performance obligations are satisfied can require the application of significant judgment, as further discussed below.

Identifying the Performance Obligations in a Contract

We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The prototypes and services in our contracts with our customers are typically not distinct from one another due to their complex integrated relationships and functions required to perform under the contract. Accordingly, our contracts are typically accounted for as one performance obligation. In limited cases, our contracts have more than one distinct performance obligation, which occurs when we perform activities that are not highly complex or interrelated or involve different products. Significant judgment is required in determining performance obligations, and these decisions could change the amount of revenue and profit or loss recorded in each period. We classify revenue as products or services on our consolidated statements of operations based on the predominant attributes of the performance obligations.

Customer arrangements that include the provision of developed or customized products that require the bundling of promises, such as providing non-recurring engineering and development services that lead to a prototype, are combined into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the criteria for a distinct performance obligation. These customized products generally have no alternative use to us and are recognized over time or at a point in time depending on whether the terms and conditions of these arrangements give us the enforceable right to payment for performance completed to date, including a reasonable profit margin.

Determination of and Allocation of Transaction Price

Each customer purchase order sets forth the transaction price for the products and services purchased under the arrangement. For contracts with multiple performance obligations, we evaluate whether the stated selling prices for the products or services represent their standalone selling prices. We may sell customized solutions unique to a customer’s specifications. When it is necessary to allocate the transaction price to multiple performance obligations, we typically use the expected cost plus a reasonable profit margin to estimate the standalone selling price of each product or service. We also sell standard products or services with observable standalone revenue transactions. In these situations, the observable standalone revenue transactions are used to determine the standalone selling price.

Some customer arrangements include variable consideration, such as volume discounts, some of which depend upon the customers meeting specified performance criteria, such as a purchasing level over a period. We use judgment to estimate the most likely amount of variable consideration at each reporting date. When estimating variable consideration, we also apply judgment when considering the probability of whether a reversal of revenue could occur and only recognize revenue subject to this constraint.

Determination of when Performance Obligations are Satisfied

For arrangements which give an enforceable right to payment, control transfers over time and we measure progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods we use to measure progress toward completion include estimating the percentage of completion using a cost-to-cost measure of progress because it best depicts the transfer of control to the customer as we incur costs on our contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s). For arrangements where no enforceable right to payment exists, we will recognize revenue at a point in time based on the title transfer of the final prototype or specified product.

Equity Valuations

As there was not a market for Legacy Romeo’s equity, valuations of Legacy Romeo’s equity instruments required the application of significant estimates, assumptions, and judgments. These valuations impact various amounts reported in our consolidated financial statements, inclusive of the recognition of equity-based compensation, debt discounts, and beneficial conversion features associated with convertible financial instruments. The following discussion provides additional details regarding the significant estimates, assumptions, and judgments that impact the determination of the fair values of equity-based compensation awards, warrants, and the preferred stock and common stock that comprised Legacy Romeo’s capital structure prior to the Business Combination. The following discussion also explained why these estimates, assumptions, and judgments could be subject to uncertainties and future variability.

Equity-Based Compensation and Warrants

Legacy Romeo estimated its grant date fair value of stock options, warrants, and restricted stock awards granted to employees, non-employees and directors and used the estimated fair values to measure and recognize the costs for services received in exchange for the grants. Legacy Romeo also estimated the grant date fair value of warrants issued in connection with debt instruments, as a portion of the debt proceeds must be allocated to the warrants.

Legacy Romeo used the Black-Scholes option-pricing model in order to estimate the fair values of both time-based stock option awards and warrants. Estimating the fair value of stock options and warrants using the Black-Scholes option-pricing model required the application of significant assumptions, such as the fair value of Legacy Romeo’s underlying common stock, the estimated term of the option, the risk-free interest rates, the expected volatility of the price of Legacy Romeo’s common stock and the expected dividend yield. Each of these assumptions were subjective, required significant judgment, and were based upon management’s best estimates. If any of these assumptions were to change significantly in the future, equity-based compensation for future awards may differ significantly, as compared with awards previously granted.

The assumptions and estimates applied by Legacy Romeo to derive the inputs for inclusion in the Black-Scholes option-pricing model are as follows:

●	Fair value of common stock - see “Preferred Stock and Common Stock Valuations” discussion below.
●	Expected Term - This is the period that the options or warrants that have been granted are expected to remain unexercised. Legacy Romeo employed the simplified method to calculate the average expected term.
●	Volatility - This is a measure of the amount by which a financial variable, such as a share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. As Legacy Romeo did not have sufficient history of its own volatility, management identified several guideline comparable companies and estimated volatility based on the volatility of those companies.
●	Risk-Free Interest Rate - This is the U.S. Treasury rate, having a term that most closely resembles the expected life of the stock option or warrant.
●	Dividend Yield – Legacy Romeo did not and does not expect to pay dividends on its common stock in the foreseeable future.

Preferred Stock and Common Stock Valuations

In connection with the Business Combination each issued and outstanding share of Legacy Romeo preferred stock was exchanged for Common Stock, as if each had converted into Legacy Romeo Class A common stock immediately prior to the Business Combination. Subsequent to the issuance of the Series A-5 preferred stock and in connection with the Business Combination, the conversion price for the Series Seed conversion price adjusted to $0.2123. As of December 31, 2020 the Company no longer had any authorized, issued or outstanding shares of preferred stock. Additionally, as of December 29, 2020 there is a public market for our equity instruments.

Prior to the Business Combination Legacy Romeo used valuations of its preferred stock and common stock for various purposes, including, but not limited to, the determination of the exercise price of stock options, inclusion in the Black-Scholes option-pricing model, and assessing whether convertible instruments included a beneficial conversion feature. As a privately held company, the lack of an active public market for Legacy Romeo’s common stock required Legacy Romeo’s management and board of directors to exercise reasonable judgment and consider a number of factors in order to make the best estimate of fair value of Legacy Romeo’s equity. As Legacy Romeo’s capital structure consisted of multiple classes of equity, Legacy Romeo, with the assistance of a third-party valuation specialist, utilized an option pricing model (“OPM”) to determine the fair value of each class of equity. Under this approach, Legacy Romeo first estimated the fair value of Legacy Romeo’s total enterprise value and total equity value using a combination of the income approach, guideline public company method, and guideline transaction method and subsequently used the OPM model to allocate values to each individual equity class by creating a series of call options on Legacy Romeo’s equity value, with exercise prices based on the liquidation preferences, participation rights, and exercise prices of the equity instruments. Estimating Legacy Romeo’s total enterprise value and total equity value required the application of significant judgment and assumptions. Factors considered in connection with estimating these values:

●	Recent arms-length transactions involving the sale or transfer of Legacy Romeo’s common stock;
●	The rights, preferences and privileges of Legacy Romeo’s Series A preferred stock relative to those of Legacy Romeo’s common stock;
●	Legacy Romeo’s historical financial results and future financial projections;
●	The market value of equity interests in substantially similar businesses, which equity interests can be valued through nondiscretionary, objective means;
●	The lack of marketability of Legacy Romeo’s common stock;
●	The likelihood of achieving a liquidity event, such as an initial public offering or business combination, given prevailing market conditions;
●	Industry outlook; and
●	General economic outlook, including economic growth, inflation and unemployment, interest rate environment and global economic trends.

The fair value ultimately assigned to Legacy Romeo’s common stock took into account any number or combination of the various factors described above, based upon their applicability at the time of measurement. Determination of the fair value of Legacy Romeo’s common stock also involved the application of multiple valuation methodologies and approaches, with varying weighting applied to each methodology as of the grant date. Application of these approaches involved the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding Legacy Romeo’s expected future revenue, expenses, and future cash flows; discount rates; market multiples; the selection of comparable companies; and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact Legacy Romeo’s valuations as of each valuation date and may have a material impact on the historical valuation of Legacy Romeo’s common stock.

Following the Business Combination, it is not necessary for our management and our board of directors to estimate the fair value of our Common Stock, as the Common Stock of the combined company is traded in the public market.

Public and Private Placement Warrants

We classify the Public and Private Placement Warrants as a long-term liability on our consolidated balance sheet as of December 31, 2020. Each Public and Private Placement Warrant is initially recorded at fair value on the date of the Business Combination.  The Public Warrants were traded on the NYSE prior to their redemption and are recorded at fair value using the closing stock price as of the measurement date.  The Private Placement Warrants are recorded at fair value using a Black-Scholes option-pricing model.  The Public and Private Placement Warrants are re-measured to fair value at each subsequent reporting date. We will continue to adjust the liability for changes in fair value for the Public and Private Placement Warrants until the warrants are exercised, redeemed or cancelled.

The fair value of the Private Placement warrants is established using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model requires inputs such as the fair value of our Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Common Stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Private Placement Warrants, which is 5 years.  The dividend yield assumption is based on the dividends expected to be paid over the expected life of the stock option.  Our volatility is derived from several publicly traded peer companies. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and ultimately change in fair value of Private Placement Warrants. The Company has historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies.

Leases

We evaluate whether our contractual arrangements contain leases at the inception of such arrangements. Specifically, management considers whether we can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset.

Right-of-use (ROU) lease assets represent our right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments. Both the ROU lease asset and liability are recognized as of the lease commencement date based on the present value of the lease payments over the lease term. Most of our leases do not provide an implicit borrowing rate that can readily be determined. Therefore, we apply a discount rate based on the incremental borrowing rate as of the lease commencement date. The incremental borrowing rate is determined by using credit rating models, including adjustments to derive a borrowing rate reflective of our secured borrowings, as well as other information available as of the lease commencement date. These credit rating models require us to make judgments related to inputs such as its credit quality or comparable credit rating.

Our lease agreements may include options to extend the lease term or to terminate the lease early. We include options to extend or terminate leases upon determination of the ROU lease asset and liability when it is reasonably certain we will exercise these options. Determination of whether a lease is reasonably certain to be extended or terminated is a judgment made by management. For leases that include such options, we make a determination as to whether it is reasonably certain to exercise the options as of the lease commencement date. If facts and circumstances change such that we are no longer reasonably certain we will exercise our option, where it had previously concluded that it was reasonably certain to exercise the option as of the lease commencement date, we will re-measure the ROU lease asset and liability.

Inventory

Our inventory primarily consists of raw materials and, to a lesser extent, work-in-process, and finished goods. We report inventory at the lower of cost or net realizable value. Cost is computed using standard costing, which approximates the value of inventory on a first-in, first-out method.

We write down the carrying value of inventory when the carrying value exceeds its net realizable value. We estimate write-downs for inventory obsolescence by continuously examining our inventories to determine if and when there are indicators that carrying values exceed net realizable values. Write-downs for excess or obsolete inventories are primarily based upon a comparison of our inventory on hand to assumptions about current and future product demand. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. Factors such as the age of inventory, acceptance of our products in the markets in which we participate, the length of product life cycles, production volumes, production lead times, technological advancements of our products and those of our competitors, and changes in technical standards of our products may impact the demand for our products, the amount of inventory that we carry on hand, and the ultimate net realizable value of inventory items. Accordingly, these factors can be expected to impact if and when inventory write-downs may be required. When there is a write-down of inventory, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If we ultimately sell inventory that has been previously written down, net income or loss reported in future periods would be impacted positively.

During the years ended December 31, 2020 and December 31, 2019, we recorded write-downs of inventory of $3.11 million and $1.74 million, respectively. These write-downs were primarily due to obsolescence of certain raw materials and work-in-progress, due to technological advances. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, actual demand could be less than forecasted demand for our products, and we could experience additional material inventory write-downs in the future.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements included herein.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 8.     Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are in Item 15 of Part IV, “Index to Financial Statements” at page F-1 of this Annual Report and are incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of December 31, 2020, the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and our Chief Financial Officer, believes the consolidated financial statements included in this Annual Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

No Management Assessment Regarding Internal Control Over Financial Reporting or Attestation Report of Registered Public Accounting Firm

This report does not include a report of management’s assessment regarding internal control over financial reporting (“ICFR”) as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s ICFR in the period between the consummation date of the reverse acquisition and the date of management’s assessment of ICFR (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). We completed the Business Combination on December 29, 2020, pursuant to which we acquired Legacy Romeo and its subsidiaries. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of ICFR for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our ICFR as of December 31, 2020. The Company intends to conduct a management assessment regarding ICFR as of December 31, 2021. This Annual Report also does not contain an attestation report of our registered public accounting firm regarding ICFR since the Company, as an “emerging growth company,” is not required to provide such report.

Our management is responsible for establishing and maintaining adequate ICFR as defined in Rules 13a-15(f) under the Exchange Act. Our ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, ICFR may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Despite not conducting a formal assessment regarding ICFR, management identified the following material weaknesses in its internal controls: (i) inadequate segregation of duties, including review and approval of journal entries; and (ii) lack of sufficient technical accounting resources.

A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a company with limited accounting resources, a significant amount of management’s time and attention has been and will be diverted from our business to ensure compliance with these regulatory requirements.

Management has taken significant steps to enhance our ICFR and plans to take additional steps to remediate the material weaknesses, including:

●	hiring new accounting personnel;
●	transitioning oversight of financial reporting to a principal financial officer;
●	engaging a national accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO;
●	implementation of additional review controls and processes; and
●	implementation of processes and controls to better identify and manage risks.

Our management will establish procedures to monitor and evaluate the effectiveness of our ICFR on an ongoing basis and is committed to taking further action and implementing necessary enhancements or improvements. Management expects to complete its assessment of the design and operating effectiveness of its ICFR and is developing a plan to complete the remediation of the deficiencies described above during 2021. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There has been no change in our ICFR during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our ICFR.

Item 9B.     Other Information

Michael Patterson, the Company’s Chief Sales Officer and one of the Company’s named executive officers, and the Company have agreed that Mr. Patterson will cease being a full time employee with the Company and instead serve as a consultant effective as of April 15, 2021.  To effect such change, Mr. Patterson and the Company entered into a letter agreement as of the same date that provides for Mr. Patterson to provide part-time consulting services to the Company and its affiliates through December 31, 2021 in exchange for compensation of $25,000 per month, during which time Mr. Patterson will be deemed to satisfy the continued service requirement for his currently unvested options and the retention bonus paid to him in January 2021.

PART III

Item 10.     Directors and Executive Officers, and Corporate Governance

We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after December 31, 2020.

Item 11.    Executive Compensation

We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after December 31, 2020.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after December 31, 2020.

Item 13. Certain Relationships and Related Transaction, and Director Independence

We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after December 31, 2020.

Item 14.    Principal Accounting Fees and Services

We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after December 31, 2020.

PART IV

Item 15.Exhibit and Financial Statement Schedules

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report, as set forth on the Index to Financial Statements found on page F-1.

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2020 and 2019
●	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

●	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2020 and 2019
●	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
●	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Not Applicable.

(a)(3) Exhibits

Exhibit No.	Description of Exhibits	Incorporation by Reference
2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among RMG Acquisition Corp., RMG Merger Sub, Inc. and Romeo Systems, Inc.	Exhibit 2.1 to the Current Report on Form 8-K filed on October 5, 2020
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 18, 2020, by and among RMG Acquisition Corp., RMG Merger Sub, Inc. and Romeo Systems, Inc.	Exhibit 2.2 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
3.1	Second Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Current Report on Form 8-K filed on January 5, 2020
3.2	Amended and Restated Bylaws of Romeo Power, Inc.	Exhibit 3.2 to the Current Report on Form 8-K filed on January 5, 2020
4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Current Report on Form 8 K filed on January 5, 2020
4.2	Specimen Warrant Certificate	Exhibit 4.2 to the Current Report on Form 8 K filed on January 5, 2020
4.3	Warrant Agreement between American Stock Transfer & Trust Company, as warrant agent and RMG Acquisition Corp.	Exhibit 4.1 to the Current Report on Form 8-K filed on February 12, 2019
4.4

Amended and Restated Registration Rights Agreement, dated as of December 29, 2020, by and among Romeo Power, Inc., RMG Sponsor, LLC, each of the Existing Holders (as defined therein), and each of the New Holders (as defined therein)

Exhibit 4.4 to the Current Report on Form 8-K filed on January 5, 2020
4.5	Form of Romeo Systems, Inc. Stock Purchase Warrant	Exhibit 4.5 to the Current Report on Form 8-K filed on January 5, 2020
4.6	Description of Capital Stock of Romeo Power, Inc.	Filed herewith
10.1#	Form of Indemnity Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2020
10.2	Form of Subscription Agreement	Exhibit 10.8 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.3

Amendment No. 1, dated as of November 18, 2020, to the Subscription Agreement, dated as of October 5, 2020, by and among RMG Acquisition Corp., Romeo Systems, Inc. and Republic Services Alliance Group III, Inc.

Exhibit 10.1 to the Current Report on Form 8-K filed on November 19, 2020

10.4	Stockholders’ Agreement, dated as of December 29, 2020, by and among Romeo Power, Inc., RMG Sponsor, LLC, and each stockholder party thereto	Exhibit 10.4 to the Current Report on Form 8-K filed on January 5, 2020
10.5	Letter Agreement, dated February 7, 2019, among RMG, its officers and directors and RMG Sponsor, LLC	Exhibit 10.1 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.6	Form of Lock-Up Agreement from certain of RMG’s initial stockholders, officers, and directors	Exhibit 10.2 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.7	Form of Lock-Up Agreement from certain of Romeo’s stockholders, officers, and directors	Exhibit 10.3 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.8#	Romeo Power, Inc. 2020 Long-Term Incentive Plan	Exhibit 10.8 to the Current Report on Form 8-K filed on January 5, 2020
10.9#	Form of Stock Option Agreement under the Romeo Power, Inc. 2020 Long-Term Incentive Plan	Filed herewith
10.10#	Form of Restricted Stock Unit Agreement under the Romeo Power, Inc. 2020 Long-Term Incentive Plan	Filed herewith
10.11#	Form of Performance-Based Restricted Stock Unit Agreement under the Romeo Power, Inc. 2020 Long-Term Incentive Plan	Filed herewith
10.12#	Romeo Systems, Inc. 2016 Stock Plan	Exhibit 10.10 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.13#	Form of Stock Option Agreement under the Romeo Systems, Inc. 2016 Plan	Exhibit 10.11 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.14#	Executive Employment Agreement, effective as of September 17, 2020, by and between Romeo Systems, Inc. and Lionel E. Selwood, Jr.	Exhibit 10.12 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.15#	Executive Employment Agreement, effective as of June 6, 2019, by and between Romeo Systems, Inc. and Abdul Kader El Srouji	Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.16#	Executive Employment Agreement, dated August 7, 2020, by and between Romeo Systems, Inc. and Michael Patterson	Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.17#	Stock Option Agreement under the Romeo Systems, Inc. 2016 Plan between Romeo Systems, Inc. and Michael Patterson	Exhibit 10.15 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.18	Battery Recycling Agreement, dated as of October 2, 2020, by and among Heritage Battery Recycling, LLC and Romeo Systems, Inc.	Exhibit 10.16 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.19**	Product Supply Master Agreement, dated as of September 8, 2020, by and between Romeo Systems, Inc. and Phoenix Cars LLC	Exhibit 10.17 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.20**	Supply Agreement, dated as of August 28, 2020, by and between Nikola Corporation and Romeo Systems, Inc.	Exhibit 10.18 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020

10.21**	Product Supply Master Agreement, dated as of July 13, 2020, by and between Romeo Systems, Inc. and Lightning Systems, Inc.	Exhibit 10.19 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.22**	Purchase Agreement, dated as of November 2, 2020, by and between Romeo Systems, Inc. and Lion Buses Inc.	Exhibit 10.23 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.23**	Intellectual Property License Agreement by and among BorgWarner Inc., Romeo Systems, Inc., Romeo Systems Technology, LLC and BorgWarner Romeo Power, LLC	Exhibit 10.21 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.24	Joint Venture Operating Agreement by and among BorgWarner Ithaca LLC, Romeo Systems, Inc. and BorgWarner Romeo Power LLC	Exhibit 10.22 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.25	Lease between CenterPoint Properties Trust and Romeo Systems, Inc.	Exhibit 10.20 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.26#	Executive Employment Agreement, effective as of September 16, 2019, by and between Romeo Systems, Inc. and Lauren Webb	Exhibit 10.23 to the Current Report on Form 8-K filed on January 5, 2020
10.27#	Executive Employment Agreement, effective as of April 1, 2019, by and between Romeo Systems, Inc. and Criswell Choi	Exhibit 10.24 to the Current Report on Form 8-K filed on January 5, 2020
10.28#	Form of Retention Agreement	Exhibit 10.25 to the Current Report on Form 8-K filed on January 5, 2020
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

**  Portions of this Exhibit have been omitted in accordance with Item 601 of Regulation S-K.

#    Indicates management contract or compensatory plan.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROMEO POWER, INC.

Date: April 15, 2021	By:	/s/ Lionel E. Selwood, Jr.
Lionel E. Selwood, Jr. Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lionel E. Selwood, Jr.	President, Chief Executive Officer and Director	April 15, 2021
Lionel E. Selwood, Jr.	(Principal Executive Officer)

/s/ Lauren Webb	Chief Financial Officer and Director	April 15, 2021
Lauren Webb	(Principal Financial Officer and Principal Accounting Officer)	April 15, 2021

/s/ Robert S. Mancini	Chairman of the Board	April 15, 2021
Robert S. Mancini

Director
Susan S. Brennan

Director
Brady Ericson

Director
Donald S. Gottwald

/s/ Philip Kassin	Director	April 15, 2021
Philip Kassin

/s/ Timothy E. Stuart	Director	April 15, 2021
Timothy E. Stuart

/s/ Paul S. Williams	Director	April 15, 2021
Paul S. Williams

INDEX TO FINANCIAL STATEMENTS

ROMEO POWER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Romeo Power, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Romeo Power, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 and Note 3 to the financial statements, the Company consummated a merger on December 29, 2020, which has been accounted for as a reverse recapitalization. The Company’s common stock was adjusted retroactively to give effect to the exchange ratio.

/s/ Deloitte & Touche LLP

Los Angeles, California

April 15, 2021

We have served as the Company's auditor since 2018.

ROMEO POWER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$292,442	$429
Accounts receivable—net of allowance for expected credit loss (2020—$238; 2019—$238)	841	307
Inventories—net	4,937	6,670
Insurance receivable	6,000	6,000
Prepaid expenses	1,269	1,616
Total current assets	305,489	15,022
RESTRICTED CASH	1,500	1,500
PROPERTY, PLANT AND EQUIPMENT—Net	5,484	6,573
EQUITY METHOD INVESTMENTS	35,000	2,480
OPERATING RIGHT-OF-USE LEASE ASSETS	5,469	5,707
OTHER NONCURRENT ASSETS	3,100	1,296
TOTAL ASSETS	$356,042	$32,578

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,900	$5,811
Accrued expenses	2,844	1,197
Contract liabilities	815	289
Current maturities of long-term debt	2,260	5,000
Current maturities of long-term debt to related parties	—	100
Operating lease liabilities—current	853	851
Legal settlement payable	6,000	6,000
Other current liabilities	384	315
Total current liabilities	16,056	19,563

COMMITMENTS AND CONTINGENCIES (Note 18)
LONG-TERM DEBT—Net of current portion	1,082	5,225
OPERATING LEASE LIABILITIES—Noncurrent	4,723	4,949
PUBLIC AND PRIVATE PLACEMENT WARRANTS	138,466	—
OTHER NONCURRENT LIABILITIES	17	268
Total liabilities	160,344	30,005

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock ($0.0001 par value, 250,000,000 shares authorized, 126,911,861 shares issued and outstanding at December 31, 2020 and 250,000,000 shares authorized, 74,449,847 shares issued and outstanding at December 31, 2019)	12	7
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 1,000,000 shares authorized, no shares issued and outstanding at December 21, 2019)	—	—
Notes receivable from stockholders	—	(9,175)
Additional paid-in capital	373,129	181,567
Accumulated deficit	(177,443)	(169,826)
Total stockholders’ equity (deficit)	195,698	2,573
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$356,042	$32,578

See accompanying notes to consolidated financial statements.

ROMEO POWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2020	2019
REVENUES:
Product revenues	$2,910	$4,847
Service revenues	2,922	1,665
Related party service revenues	3,142	1,976
Total revenues	8,974	8,488

COST OF REVENUES:
Product cost	9,997	12,703
Service cost	5,337	2,877
Related party service cost	2,631	1,657
Total cost of revenues	17,965	17,237
GROSS LOSS	(8,991)	(8,749)

OPERATING EXPENSES:
Research and development	7,995	11,242
Selling, general, and administrative	17,338	13,890
Legal settlement expense	—	4,586
Total operating expenses	25,333	29,718
OPERATING LOSS	(34,324)	(38,467)
INTEREST EXPENSE	(1,111)	(10,954)
INTEREST INCOME	—	269
LOSS ON EXTINGUISHMENT OF DEBT	—	(9,181)
CHANGE IN FAIR VALUE OF PUBLIC AND PRIVATE PLACEMENT WARRANTS	34,168	—
OTHER EXPENSE	(3,868)	—
NET LOSS BEFORE INCOME TAXES AND LOSS IN EQUITY METHOD INVESTMENTS	(5,135)	(58,333)
LOSS IN EQUITY METHOD INVESTMENTS	(2,480)	(1,520)
INCOME TAX EXPENSE	(2)	(1)
NET LOSS	$(7,617)	$(59,854)

NET LOSS PER COMMON SHARE
Basic	$(0.10)	$(1.02)
Diluted	$(0.10)	$(1.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	77,741,339	58,793,480
Diluted	77,741,339	58,793,480

See accompanying notes to consolidated financial statements.

ROMEO POWER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

										Notes
	Series Seed		Class A		Class B					Receivable
	Preferred Stock		Common Stock		Common Stock		Common Stock			from	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par	APIC	Stockholders	Deficit	Total

BALANCE—December 31, 2018 (as previously reported)	69,555,900	$11,415	94,860,482	$1	106,552,443	$1	—	$—	$62,297	$(52)	$(109,972)	$(47,725)
Retroactive application of the recapitalization	(69,555,900)	(11,415)	(94,860,482)	(1)	(106,552,443)	(1)	33,034,720	3	11,414	—	—	11,415
BALANCE—December 31, 2018 (as adjusted)	—	$—	—	$—	—	$—	33,034,720	$3	$73,711	$(52)	$(109,972)	$(36,310)
Issuance of common stock	—	—	—	—	—	—	27,031,709	2	72,365	—	—	72,367
Conversion of convertible notes and accrued interest into common stock	—	—	—	—	—	—	18,294,022	2	31,845	—	—	31,847
Issuance of detachable warrants associated with convertible notes, inclusive of beneficial conversion amount	—	—	—	—	—	—	—	—	2,187	—	—	2,187
Convertible note issuance premium	—	—	—	—	—	—	—	—	5,318	—	—	5,318
Recession of common stock	—	—	—	—	—	—	(944,509)	—	(1,164)	—	—	(1,164)
Redemption of common stock	—	—	—	—	—	—	(3,056,581)	—	(8,136)	—	—	(8,136)
Stockholder note receivable	—	—	—	—	—	—	—	—	—	(9,123)	—	(9,123)
Contingent BCF and loss on extinguish of convertible notes	—	—	—	—	—	—	—	—	3,875	—	—	3,875
Stock-based compensation	—	—	—	—	—	—	90,486	—	1,566	—	—	1,566
Net loss	—	—	—	—	—	—	—	—	—	—	(59,854)	(59,854)
BALANCE—December 31, 2019	—	$—	—	$—	—	$—	74,449,847	$7	$181,567	$(9,175)	$(169,826)	$2,573
Issuance of common stock	—	—	—	—	—	—	5,549,344	1	7,239	—	—	7,240
Repayment of stockholder note receivable	—	—	—	—	—	—	—	—	—	5,307	—	5,307
Forgiveness of stockholder note receivable	—	—	—	—	—	—				3,868		3,868
Stock-based compensation	—	—	—	—	—	—	—	—	3,567	—	—	3,567
Conversion of convertible notes and accrued interest into common stock	—	—	—	—	—	—	2,162,670	—	7,709	—	—	7,709
Reverse recapitalization transaction, net	—	—	—	—	—	—	44,750,000	4	173,047	—	—	173,051
Net loss	—	—	—	—	—	—	—	—	—	—	(7,617)	(7,617)
BALANCE—December 31, 2020	—	$—	—	$—	—	$—	126,911,861	$12	$373,129	$—	$(177,443)	$195,698

See accompanying notes to consolidated financial statements.

ROMEO POWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(7,617)	$(59,854)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,988	1,871
Stock-based compensation	3,567	1,566
Inventory provision	3,105	1,743
Gain on change in fair market value of Public and Private Placement Warrants	(34,168)	—
Loss on extinguishment of debt	—	9,181
Interest expense attributable to amortization of debt discount	—	5,585
Loss on equity method investment	2,480	1,520
Non-cash lease expense—operating leases	238	213
Non-cash lease expense—finance leases	283	(15)
Loss on extinguishment of stockholder note receivable	3,868	—
Changes in assets and liabilities:
Accounts receivable	(534)	(249)
Inventories	(1,372)	(2,570)
Prepaid expenses	(1,685)	(1,428)
Accounts payable	(2,556)	(2,130)
Interest accrued on notes payable	468	455
Accrued expenses	1,739	(1,768)
Contract liabilities	526	(898)
Operating lease liabilities	(224)	(180)
Other—net	15	(6)
Net cash used for operating activities	(29,879)	(46,964)

INVESTING ACTIVITIES:
Capital expenditures	(1,325)	(1,099)
Equity method investment	(35,000)	—
Other—net	—	(72)
Net cash used for investing activities	(36,325)	(1,171)

FINANCING ACTIVITIES:
Issuance of convertible notes	1,924	5,450
Issuance of term notes	6,475	19,000
Proceeds from PPP loan	3,300	—
Proceeds from stockholder note receivable	5,307	—
Repayment of term notes	(11,575)	(25,624)
Issuance of line of credit	—	32,000
Repayment of line of credit	—	(32,000)
Redemption of common stock	—	(8,136)
Issuance of common stock, net of issuance costs	5,027	56,639
Recapitalization transaction, net of transaction costs (See Note 3)	345,831	—
Exercise of stock options	110	41
Exercise of stock warrants	2,102	2,565
Payment for financed capital expenditures	—	(187)
Principal portion of finance lease liabilities	(284)	(31)
Rescission of common stock	—	(1,164)
Net cash provided by financing activities	$358,217	$48,553

(Continued)

ROMEO POWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2020	2019
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$292,013	$418
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH —Beginning of period	1,929	1,511
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$293,942	$1,929

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$292,442	$429
Restricted cash	1,500	1,500
Total cash, cash equivalents, and restricted cash	$293,942	$1,929

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$595	$4,486
Cash paid for income taxes	$2	$1

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment in accounts payable at year end	$583	$1,030
Conversion of promissory notes and accrued interest to common stock	$7,709	$31,846
Allocation of debt proceeds to beneficial conversion feature	$—	$329
Allocation of debt proceeds to stock warrants	$—	$2,047
Exercise of warrants in exchange for note receivable	$—	$9,123
Investment in Joint Venture	$—	$4,000
Reverse recapitalization effect on additional paid-in capital	$(172,779)	—
Issuance of common stock	$—	$4,000
Transaction costs included in accounts payable and accrued expenses	$172	—

See accompanying notes to consolidated financial statements.

(Concluded)

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Romeo Power Inc. (f/k/a RMG Acquisition Corp.) was originally incorporated under the name RMG Acquisition Corp. (“RMG”) as a blank check company incorporated in Delaware on October 22, 2018 for the purpose of effecting a merger, capital stock-exchange, asset acquisition, share purchase, reorganization, or similar business combination.

On October 5, 2020, RMG entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), with RMG Merger Sub, Inc., a Delaware corporation and its wholly owned subsidiary (“Merger Sub”), and Romeo Systems, Inc., a Delaware corporation (“Legacy Romeo”).  On December 29, 2020, pursuant to the terms of the Merger Agreement, the business combination with Legacy Romeo was effected through the merger of Merger Sub with and into Legacy Romeo, with Legacy Romeo surviving as the surviving company and as our wholly owned subsidiary (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). Upon the closing of the Business Combination, we changed our name to Romeo Power, Inc.

Romeo Power, Inc. designs, engineers, and manufactures lithium ion cylindrical battery packs for electric vehicles and energy storage solutions, with a focus on battery innovation, functionality, energy density, safety, and performance. We are headquartered in Vernon, California.

Unless the context otherwise requires, “Romeo,” the “Company,” “we,” “us,” or “our” refers to the combined company and its subsidiaries following the Business Combination, “RMG” refers to the Company prior to the Closing, and “Legacy Romeo” refers to Romeo Systems, Inc. Refer to Note 3 for further discussion of the Business Combination.

In 2019, Legacy Romeo and BorgWarner, Inc. (“BorgWarner”) formed BorgWarner Romeo Power LLC (the “Joint Venture”) of which we own 40%. The Joint Venture is intended to accelerate our reach into international regions in a capital efficient way. As a result, we manage our operations to focus on both this specific production and our core operations.

Basis of Presentation—The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The Business Combination was accounted for as a reverse recapitalization (the “Recapitalization Transaction”) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. For accounting and financial reporting purposes, Legacy Romeo was considered the acquirer based on facts and circumstances, including the following:

●	Legacy Romeo’s former stockholders hold a majority ownership interest in the combined company;
●	Legacy Romeo’s existing senior management team comprise senior management of the combined company;
●	Legacy Romeo is the larger of the companies based on historical operating activity and employee base; and
●	Legacy Romeo’s operations comprise the ongoing operations of the combined company.

Accordingly, all historical financial information presented in these combined and consolidated financial statements represents the accounts of Legacy Romeo and its wholly owned subsidiaries “as if” Legacy Romeo is the predecessor and legal successor.  The historical operations of Legacy Romeo are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Legacy Romeo prior to the Business Combination; (ii) the combined results of RMG and Legacy Romeo following the Business Combination on December 29, 2020; (iii) the assets and liabilities of Legacy Romeo at their historical cost; and (iv) RMG’s equity structure for all periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction consistent with the treatment of the transaction as a reverse capitalization.

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In connection with the Business Combination each share of Legacy Romeo common stock and preferred stock issued and outstanding immediately prior to the Business Combination (with each share of Legacy Romeo preferred stock being treated as if it were converted into Legacy Romeo common stock immediately prior to the Business Combination) converted into the right to receive 0.121730 shares (the “Exchange Ratio”) of common stock, par value $0.0001 (the “Common Stock”).  The recapitalization of the number of shares of Common Stock attributable to Legacy Romeo is reflected retroactively as shares reflecting the Exchange Ratio to the earliest period presented and is utilized for calculating earnings per share in all prior periods presented.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of Romeo and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. We consider the criteria established under ASC 810, Consolidations, and the effect of variable interest entities, in its consolidation process.

Use of Estimates—The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates relate to revenues and associated cost recognition; the useful lives assigned to and the recoverability of property, plant, and equipment; reserves recorded for inventory obsolescence; reserves recorded for warranty liabilities; the incremental borrowing rate for lease liabilities; the initial fair value of certain equity method investments; and the determination of the fair value of debt and equity instruments, including common stock, warrants, and stock-based compensation awards. We base these estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from our estimates.

Cash and Cash Equivalents—We consider cash on hand, deposits in banks, and investments, including U.S. Treasury Bills and other government backed securities, with original maturities of three months or less to be cash and cash equivalents. Romeo maintains cash balances that at times exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC). Accounts are guaranteed by the FDIC up to $0.25 million per institution. From time to time during the year ended December 31, 2020, we had amounts in excess of FDIC-insured limits. We have not experienced any losses in these accounts, and we do not believe we are exposed to any significant credit risk related to these balances.

Restricted Cash—Romeo issued a standby letter of credit that is collateralized by restricted cash. The letter of credit is required as a security deposit on the warehouse facility lease in Vernon, California which expires in January 2022.

Accounts Receivable, Net of Allowance for Expected Credit Losses—Accounts receivable are customer obligations due under normal trade terms. Management performs continuing credit evaluations on each customer’s financial condition and reviews accounts receivable on a periodic basis to determine if any accounts receivable will potentially be uncollectible. We reserve for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.

After all attempts to collect an accounts receivable balance have failed, the accounts receivable balance is written off against the allowance for doubtful accounts. As of December 31, 2020 and 2019, we reported an allowance for doubtful accounts balance of $0.24 million.

Leases— We evaluate whether our contractual arrangements contain leases at the inception of such arrangements. Specifically, management considers whether we can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Short term leases with a term of 12 months or less are not presented on the balance sheet and expense is recognized as incurred. Operating leases are reported as operating right-of-use (“ROU”) lease assets (“ROU lease assets”), operating lease liabilities—current, and operating lease liabilities—noncurrent on our consolidated balance sheets. Finance leases are reported in other noncurrent assets, other current liabilities, and other noncurrent liabilities on our consolidated balance sheets.

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

ROU lease assets represent our right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments. Both the ROU lease asset and operating lease liability are recognized as of the lease commencement date based on the present value of the lease payments over the lease term. Our leases do not provide an implicit borrowing rate that can readily be determined. Therefore, we apply a discount rate based on the incremental borrowing rate, which is determined using the credit rating and other information available as of the lease commencement date. ROU lease assets also include any lease payments made before their contractual due dates and exclude any lease incentives.

Our lease agreements may include options to extend the lease term or to terminate the lease early. We include options to extend or terminate leases upon determination of the ROU lease asset and lease liability when it is reasonably certain that we will exercise these options. Operating lease expense attributable to lease payments is recognized on a straight-line basis over the lease term and is included in cost of revenues and selling, general, and administrative expense on our consolidated statement of operations. Finance leases result in the recognition of depreciation expense, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method. Depreciation expense attributable to finance leases is included in cost of revenues on our consolidated statement of operations.

We have lease arrangements that include lease and non-lease components. The non-lease components in the arrangements are not significant when compared to the lease components. For all leases, we account for the lease and non-lease components as a single component.

Additionally, for certain equipment leases, management applies a portfolio approach to effectively account for the ROU lease assets and lease liabilities. We evaluate ROU lease assets for impairment consistent under the impairment of long-lived assets policy.

Inventory— Our inventory, which includes raw materials, work in-process, and finished goods, is carried at the lower of cost or net realizable value. Cost is computed using standard costing, which approximates the value of inventory on a first-in, first-out basis. We record inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If our inventory on-hand is in excess of our future demand forecast, the excess amounts are written-off.

Property, Plant and Equipment—Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense for property, plant and equipment is computed using the straight-line method applied over the estimated useful lives of the assets. Depreciation expense is included in cost of revenues and selling, general and administrative expense on our consolidated statements of operations. Leasehold improvements are amortized over the shorter of their estimated useful lives or the applicable lease term, including anticipated renewals.

Betterments, renewals, and repairs that extend the useful life of the asset are capitalized. Other repairs and maintenance charges are expensed as incurred. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from our accounts, and any resulting gain or loss is recognized in the accompanying consolidated statement of operations.

Depreciation and amortization are computed using the following estimated useful lives of the assets:

Asset	Years
Production and test equipment	7
Furniture and fixtures	7
Tooling	5
Automobiles	5
Computer equipment	4
Software	3

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Equity Method Investments— We account for investments in unconsolidated entities using the equity method of accounting as we exercise significant influence over, but do not control these entities.  These investments are initially recorded at cost and are subsequently adjusted for contributions made to and distributions received from the entities.  Earnings or losses from our investments are recognized in accordance with the terms of the applicable agreement.  On a periodic basis, we consider whether there are indicators, including general market conditions, that the value of our equity method investments may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than its carrying value and the difference is deemed to be other-than-temporary.  No impairment losses on equity method investments were recognized for the years ended December 31, 2020 and 2019.

Impairment of Long-Lived Assets— We review the carrying value of our long-lived assets, including property, plant and equipment and ROU lease assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We measure recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset or asset group is expected to generate. If the asset or asset group is not recoverable, its carrying amount would be adjusted down to its fair value. No impairment losses of long-lived assets were recognized for the years ended December 31, 2020 and 2019.

Revenue Recognition— ASC 606, Revenue from Contracts with Customers, requires us to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  We determine revenue recognition by applying the following steps:

1.	identifying the contract with a customer;
2.	identifying the performance obligations in the contract;
3.	determining the transaction price;
4.	allocating the transaction price to the performance obligations; and
5.	recognizing revenue as the performance obligations are satisfied.

We recognize revenue when (or as) performance obligations are satisfied by transferring control of the performance obligation to a customer. Control of a performance obligation may transfer to the customer either at a point in time or over time depending on an evaluation of the specific facts and circumstances for each contract, including the terms and conditions of the contract as agreed with the customer, as well as the nature of the products or services to be provided.

Our contracts with customers generally include either a combination of prototypes with related engineering services or product sales. For product sales, the primary performance obligation to our customers is the delivery of finished goods and products under associated purchase orders. Control of the products sold typically transfers at a point in time upon delivery to the customer’s warehouse or at transportation shipping point, based upon when title of ownership passes to the customer under the terms and conditions of the arrangement.

Each customer purchase order sets forth the transaction price for the products and services purchased under the arrangement. For contracts with multiple performance obligations, we evaluate whether the stated selling prices for the products or services represent their standalone selling prices. When it is necessary to allocate the transaction price to multiple performance obligations (i.e. for customized solutions unique to a customer’s specifications), management typically uses the expected cost plus a reasonable profit margin to estimate the standalone selling price of each product or service. For standard products and services with observable sales transactions, the observable sales transactions are used to determine the standalone selling price.

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Some customer arrangements include variable consideration, such as volume discounts, some of which depend upon the customers meeting specified performance criteria, such as a purchasing level over a period of time. We use judgment to estimate the most likely amount of variable consideration at customer contract inception and then again at each reporting date. When estimating variable consideration, we also apply judgment when considering the probability of whether a reversal of revenue could occur and only recognizes revenue subject to this constraint.

Customer arrangements that include the provision of developed or customized products that require the bundling of promises, such as providing non-recurring engineering and development services that lead to a prototype, are combined into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the criteria for a distinct performance obligation. These customized products generally have no alternative use to Romeo and are recognized over time or at a point in time depending on whether the terms and conditions of these arrangements give us the enforceable right to payment for performance completed to date, including a reasonable profit margin.

For arrangements that provide an enforceable right to payment, control transfers over time and we measure progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods we use to measure progress toward completion include the use of a percentage of completion cost-to-cost measure of progress because it best depicts the transfer of control to the customer as we incur costs on our contracts. Under the percentage-of- completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s). For arrangements where no enforceable right to payment exists, we will recognize revenue at a point in time based on the title transfer of the final prototype or specified product.

We also provide services to the Joint Venture under separate work orders and contractual arrangements. These services include a single performance obligation for non-recurring and other engineering services, which are provided at cost incurred plus a fixed fee percentage. Revenue for these services is recognized over time, based on costs incurred or the right to invoice method (i.e., in situations where the value transferred matches the billing rights), as the customer receives and consumes the benefits.

Our typical payment terms are 30–60 days, and sales arrangements do not include any significant financing components for its customers.

Any payments that are received from a customer in advance of satisfaction of a related performance obligation, as well as billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non- current contract liabilities based on the timing of when the recognition of revenue is expected.

Freight charges billed to customers are included in sales, and the related shipping costs are included in cost of revenues on the consolidated statements of operations. If shipping activities are performed after a customer obtains control of a product, we apply a policy election under ASC 606 to account for shipping as an activity to fulfill the promise to transfer the product to the customer.

We also apply a policy election to exclude transaction taxes collected from customers from sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction.

We generally provide customers with a product warranty that assures that the products meet standard specifications and are free of defects. Claims incurred under our standard product warranty programs are recorded based on open claims and historical experience, which have not been significant and were not significant for the years ended December 31, 2020 and 2019.

Cost of Revenues— We include within cost of revenues those costs related to the manufacture and distribution of our battery packs and energy storage solutions. Specifically, we include in cost of revenues each of the following: material costs; labor and employee benefit costs related to the manufacture of our products, including stock-based compensation

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

costs; depreciation and amortization; lease costs; and freight and shipping costs. Costs are expensed as incurred, or as control of products is transferred, except for costs incurred to fulfill a contract, which are capitalized and amortized on a straight-line basis over the expected period of performance. We do not incur significant incremental costs to acquire contracts.

Research and Development— Research and development primarily consist of costs associated with the development and testing of our products. Research and development costs include the salary and benefits of certain personnel, consultants, facility costs, supplies and other direct and allocated indirect expenses incurred to support our research and development programs. Total research and development costs for the years ended December 31, 2020 and 2019 were $8.00 million and $11.24 million, respectively.

Other Costs— We include within selling, general and administrative expenses, labor and other costs not directly related to the development and manufacture of our products, including expenses, such as compensation for our sales team, travel expense incurred in connection with sales efforts and advertising costs.

Income Taxes—We apply the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

We record a valuation allowance, when necessary, to reduce deferred tax assets to the amount expected to be realized. Estimates of the realizability of deferred tax assets, as well as our assessment of whether an established valuation allowance should be reversed, are based on projected future taxable income, the expected timing of the reversal of deferred tax liabilities, and tax planning strategies. When evaluating whether projected future taxable income will support the realization of our deferred tax assets, we consider both our historical financial performance and general economic conditions. In addition, we consider the time frame over which it would take us to utilize the deferred tax assets prior to their expiration.

We utilize a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained upon examination by the Internal Revenue Service (IRS) or other taxing authorities, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual outcomes. As more fully described in note 14, management determined as of December 31, 2020 that a portion of the deferred tax benefit related to federal and state research tax credits is not more likely than not to be sustained upon examination.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the year, plus the number of ordinary shares that would have been outstanding if all potentially dilutive ordinary shares had been issued, using the treasury stock method, in accordance with ASC 260-10, Earnings per Share. Potentially dilutive ordinary shares related to stock options and warrants were excluded from the calculation of diluted loss per share for all periods presented due to their anti-dilutive effect due to losses in each period.

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Stock-Based Compensation— We use the fair value recognition method of accounting for stock options, warrants and restricted stock awards granted to employees, non-employees and directors to measure the cost of services received in exchange for stock-based awards. Under the fair value recognition method, cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense on the straight-line basis over the requisite service period, which is generally the vesting period. Stock options generally vest over 3 years, net of actual forfeitures in the period.

The estimated fair value of stock options and warrants, excluding market-based awards is estimated on the grant date using the Black-Scholes option-pricing model.  The fair value of restricted stock awards granted prior to there being a public market for our stock, was measured based on the grant date estimated fair value of our common stock. The Black-Scholes option-pricing model requires inputs such as the fair value of our common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility.  The most significant assumption used in determining the fair value of stock-based awards, granted prior to there being a public market for our stock, was the estimated fair value of common stock on the date of grant. Prior to there being a public market for our stock, in order the determine the fair value of the common stock on the date of grant, a valuation analysis was performed by management, with the assistance of a third-party valuation firm, using a combination of market and income approaches.  The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected option term of each stock option.  We use the simplified method to calculate the expected term. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the stock option.  Our volatility is derived from several publicly traded peer companies.

We estimate the grant date fair value of awards with market conditions using a Monte Carlo simulation or other appropriate fair value method with the assistance of an independent third-party valuation firm.

Convertible Notes— Prior to the Business Combination we issued numerous convertible promissory notes to help fund our operations. We evaluated embedded conversion and other features within convertible debt to determine whether any embedded features should be bifurcated from the host instrument and accounted for as a derivative at fair value, with changes in fair value recorded in the consolidated statement of operations.

If the conversion feature did not require recognition as a bifurcated derivative, the convertible debt instrument was evaluated for consideration of any beneficial conversion feature (“BCF”) requiring separate recognition. We assessed the existence of a BCF based upon a comparison of a convertible debt instrument’s effective conversion price (e.g., after allocation of a portion of debt proceeds to other freestanding or embedded features) to the commitment date fair value of the equity into which the debt instrument was convertible. When we recorded a BCF, the intrinsic value of the BCF was recorded as a debt discount against the face amount of the respective debt instrument, with an offset to additional paid-in capital. The debt discount attributable to the intrinsic value of the BCF was subsequently amortized to interest expense over the life of the debt. In certain instances, the ultimate conversion price attributable to our convertible notes was contingent on future events not certain to occur. In these cases, any contingent beneficial conversion feature was measured using the commitment date fair value of the equity into which the notes are convertible; however, we do not recognize the incremental intrinsic value that may result from a change in the conversion price until the contingencies are resolved.  In connection with the Business Combination, all of our issued and outstanding convertible notes and accrued but unpaid interest converted into shares of Common Stock as if they had converted into shares of Legacy Romeo Class A common stock immediately prior to the Business Combination. Subsequent to the Business Combination, we do not expect to continue issuing convertible notes.

Public and Private Placement Warrants – We classify the Public and Private Placement Warrants as liabilities on our consolidated balance sheets as these instruments are precluded from being indexed to our own stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in ASC 815, Derivatives and Hedging. In certain events outside of our control, the Public Warrant and Private Placement Warrant holders are entitled to receive cash while in certain scenarios the holders of the common stock are not entitled to receive cash or may receive less than 100% of any proceeds in cash, which precludes these instruments from being classified within equity pursuant to ASC 815-40.

The Public and Private Placement Warrants were initially recorded at fair value on the date of the Business Combination and are subsequently adjusted to fair value at each subsequent reporting date. Changes in the fair value of

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

these instruments are recognized within change in fair value of Public and Private Placement Warrants in the consolidated statements of operations.

Fair Value of Financial Instruments— The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and establishes the disclosure requirements regarding fair value measurements. Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2 Inputs—Inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 Inputs—Unobservable inputs reflecting our assessment of assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available.

As of December 31, 2020, the fair value of cash, accounts receivable, accounts payable, accrued expenses, other payables, short-term and long-term debt obligations approximated carrying value due to their short-term maturities.

Cash equivalents consist of $16.00 million highly liquid U.S. Treasury Bills and other government-backed securities purchased on December 31, 2020. The cash equivalents are valued using quoted prices in active markets and accordingly are categorized in Level 1 of the fair value hierarchy.

We entered into a Battery Recycling Agreement (the “Battery Recycling Arrangement”) with Heritage Battery Recycling, LLC (“HBR”), an affiliate of Heritage Environmental Services, Inc. (“HES”).  As of December 31, 2020, the carrying value of our equity method investment in the Battery Recycling Arrangement approximated the fair value and it is considered a Level 3 asset of the fair value hierarchy because determining the fair value of our investment in the Battery Recycling Arrangement required the use of significant unobservable inputs, including the expected profits, amount and timing of future cashflows, guarantees to fund future losses, and the expected margin on products in an early stage industry.  Refer to Note 8 – Equity Method Investments for discussion of our equity method investment in the Battery Recycling Arrangement.

The Public and Private Placement Warrants are measured at fair value on a recurring basis. The Public Warrants are traded on the NYSE and are recorded at fair value using the closing stock price as of the measurement date, and as such, represents a Level 1 fair value measurement. The Private Placement Warrants are recorded at fair value on a recurring basis using a Black-Scholes option-pricing model, and as such, represent a Level 2 fair value measurement. We will continue to adjust these liabilities for changes in fair value for the Public and Private Placement Warrants until the warrants are exercised, redeemed or cancelled.

The fair value of the Private Placement Warrants is established using Level 1 and Level 2 inputs and determined using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of our Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Common Stock is considered a Level 1 input as shares of our Common Stock are freely traded on the NYSE. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Private Placement Warrants, which is 5 years. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the warrant. Our volatility is derived from several publicly traded peer companies.

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The fair value of the Public Warrants and the Private Placement Warrants, which are measured on a recurring basis as of December 31, 2020 was as follows:

Fair Value as of December 31, 2020
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:
Public Warrants	$71,453	$71,453	$—	$—
Private Placement Warrants	67,013	—	67,013	—
Total financial liabilities	$138,466	$71,453	$67,013	$—

The key assumptions used to determine the fair value of the Private Placement Warrants as of December 31, 2020 and December 29, 2020 (the date the warrants were acquired) using the Black-Scholes model were as follows:

Fair Value Assumptions	December 31, 2020	December 29, 2020
Risk-free interest rate	0.17%	0.17%
Expected term (in years)	5	5
Expected volatility	57%	57%
Dividend yield	0%	0%
Fair value of common stock	$22.49	$27.00

Recently Adopted Accounting Pronouncements

Credit Losses on Financial Instruments—In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses of Financial Instruments. This ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. As amended by ASU 2019-10, Financial Instruments – Credit Losses (ASC 326), Derivatives and Hedging (ASC 815), and Leases (ASC 842): Effective Dates, adoption of Topic 326 is required prospectively, effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The Company adopted ASU 2016-13 and ASU 2019-10 as of January 1, 2020. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements and related disclosures.

The Company’s financial assets that are measured in accordance with ASC 326 include accounts receivable and an insurance receivable. On January 1, 2020, receivables are recorded at amortized cost less an allowance for expected credit losses. The Company estimates the allowance for credit losses in relation to receivables based on relevant qualitative and quantitative information about historical events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported accounts receivable.

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Earnings per Share—In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (ASC 260); Distinguishing Liabilities from Equity (ASC 480); Derivatives and Hedging (ASC 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be classified as liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common stockholders in computing basic and diluted earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We adopted this guidance on October 1, 2020, the first day of the quarter during which we completed the Business Combination. The adoption of this standard did not have a material impact on our consolidated financial statements.

Leases—Effective January 1, 2019, we adopted ASU 2016-02, ASC 842, Leases (“ASC 842”), as amended, which requires lessees to recognize a ROU asset and lease liability on the consolidated balance sheet for most lease arrangements and expands disclosures about leasing arrangements, among other items. The Company adopted ASC 842 using the optional transition method whereby the Company applied the new lease requirements under ASC 842 through a cumulative-effect adjustment, which after completing our implementation analysis, resulted in no adjustment to our January 1, 2019 beginning accumulated deficit balance. On January 1, 2019, the Company recognized approximately $5.92 million of ROU lease assets and approximately $5.98 million of operating lease liabilities, including noncurrent operating lease liabilities of approximately $5.15 million, as a result of adopting this standard. The difference between ROU lease assets and operating lease liabilities was primarily due to accrued rent expense relating to periods prior to January 1, 2019. As part of our adoption, we elected the package of practical expedients, which among other things, permits the carry forward of historical lease classifications. We did not elect to use the practical expedient permitting the use of hindsight in determining the lease term and in assessing impairment of our ROU lease assets. The adoption of the standard did not have a material impact on our operating results or cash flows.

Accounting Pronouncements Issued, But Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, ASC 740, “Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes.” ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The guidance is effective for all public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022. Early adoption is also permitted. We determined that the adoption of the new guidance will not have a material impact on our financial position, operating results or cash flows.

3.    BUSINESS COMBINATION

On October 5, 2020, we entered into the Merger Agreement with Merger Sub and Legacy Romeo.  On December 29, 2020, pursuant to the terms of the Merger Agreement, the Business Combination with Legacy Romeo was effected through the merger of Merger Sub with and into Legacy Romeo, with Legacy Romeo surviving as the surviving company and as our wholly owned subsidiary. Upon the closing of the Business Combination, we changed our name to Romeo Power, Inc.

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The closing of the Business Combination occurred on December 29, 2020.  In connection with the Business Combination:

●	A number of purchasers (each, a “Subscriber”) purchased an aggregate of 16,000,000 shares of Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $160.00 million, pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into effective as of October 5, 2020. The sale of PIPE Shares was consummated concurrently with the Closing of the Business Combination.
●	82,037,151 shares of Common Stock were issued for (1) the Legacy Romeo Class A common stock and the Legacy Romeo Class B common stock, (2) Legacy Romeo’s issued and outstanding preferred stock (as if the preferred stock had converted into Legacy Romeo Class A common stock immediately prior to the Business Combination at the conversion price prescribed in Legacy Romeo’s Certificate of Incorporation for each respective class of preferred stock) and (3) Legacy Romeo’s issued and outstanding convertible notes, inclusive of interest accrued thereon (as if the convertible notes had converted into Legacy Romeo Class A common stock immediately prior to the Business Combination at a conversion price of $0.4339 per share).
●	We settled the outstanding underwriting fees incurred in connection with the initial public offering of RMG (the “RMG IPO”) on February 12, 2019, that were deferred until the closing of the Business Combination, for which the final cash amount owed was $8.05 million.
●	We settled the direct and incremental transaction costs incurred prior to, or concurrent with, the closing of the Business Combination. In connection with the Business Combination, Legacy Romeo and RMG incurred direct and incremental costs of $40.49 million, including $0.17 million RMG paid in advance of the closing, consisting of legal, accounting, and underwriting fees and other costs incurred that are directly related to the Business Combination. The direct and incremental transaction costs are recorded as a reduction to additional paid-in capital.
●	Legacy Romeo settled all outstanding term notes, including accrued and unpaid interest for $12.17 million.
●	The holders of Legacy Romeo options and holders of Legacy Romeo warrants continue to hold such options or warrants, and such options and warrants remain subject to the same vesting, exercise and other terms and conditions. The holders of Legacy Romeo options and the holders of Legacy Romeo warrants, as applicable, may exercise their options and warrants to purchase a number of shares of Common Stock equal to the number of shares of Legacy Romeo common stock subject to such Legacy Romeo options and Legacy Romeo warrants multiplied by the Exchange Ratio (rounded down to the nearest whole share) at an exercise price per share divided by the Exchange Ratio (rounded up to the nearest whole cent).

The net proceeds from the Business Combination, as reported in the consolidated statements of cash flows for the year ended December 31, 2020, within the financing section are summarized below (in thousands):

Gross proceeds	$394,196
Less: fees paid to the RMG IPO underwriters	8,050
Less: fees paid to the underwriters	22,513
Less: other transaction costs	17,802
Net cash received from the Business Combination	$345,831

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.    REVENUES

Contract Liabilities—Contract liabilities in the accompanying consolidated balance sheets relate to payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contracts. Changes in contract liabilities are as follows (in thousands):

Balance on December 31, 2019	$289
Revenues recognized	(3,167)
Increase due to billings	3,693
Balance on December 31, 2020	$815

Contract liabilities are earned as services and prototypes are transferred to the customer. The remaining contract liability balance as of December 31, 2020 is expected to be earned and recognized as revenues within the next twelve months.

As of December 31, 2020, we had executed certain contracts with customers to deliver specific battery packs, modules, and battery management system and software services. These contracts contain minimum quantity purchase requirements that are non-cancellable (other than for a breach by Romeo), and we have enforceable rights to pursue payments due under these contracts under make-whole provisions or through customary remedies for breach of contract if the minimum quantities are not ordered. As of December 31, 2020, we had $555.37 million of unsatisfied performance obligations related to minimum quantity purchase commitments included in these contracts. For $312 million out of the $555.37 million of unsatisfied performance obligations related to minimum quantity purchase commitments, if the customers do not follow through on their minimum purchase commitments, we would receive a maximum of $292.76 million under certain make-whole provisions included in these contracts. For the remaining $243.17 million of unsatisfied performance obligations related to minimum quantity purchase commitments included in these contracts, if the customers do not follow through on their minimum purchase commitments, we would seek damages through customary remedies for breach of contract. Of the $555.37 million of unsatisfied performance obligations as of December 31, 2020, $23.35 million is expected to be satisfied during the fiscal year ending December 31, 2021, $442.74 million is expected to be satisfied during fiscal years ending December 31, 2022 and 2023, and the remaining $89.28 million is expected to be satisfied thereafter. This backlog includes the total value of our existing customer contracts and includes products that are within the scope of the license granted to the Joint Venture, based on the types of customer vehicles in which the products will be used. To the extent that those products are fulfilled by the Joint Venture, or pursuant to an agreement with the Joint Venture, we may not recognize the full amount of such contracted backlog as revenue. The realization and timing of the recognition of our backlog is dependent, among other things, on our ability to obtain and secure a steady supply of battery cells from our suppliers as well as our ability to meet the acceptance requirements in contracts, such as design and quality tests. In addition, these amounts exclude any potential adjustments for variable consideration which could arise from provisions in our contracts where the price for product or service can change based on future events. Based on practical expedient elections permitted by ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent amendments (“Topic 606”), the Company does not disclose the value of unsatisfied performance obligations for variable consideration that is allocated entirely to a wholly unsatisfied performance obligation.

Disaggregation of Revenues—We earn revenue through the sale of products and services. Product and service lines are the disaggregation of revenues primarily used by management, as this disaggregation allows for the evaluation of market trends and certain product lines and services vary in recurring versus non-recurring nature. We do not have any material sales outside of North America.

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table disaggregates revenues by type of products, services and segment for the years ended December 31, 2020 and 2019 (in thousands):

	2020
	Romeo Power	Joint Venture
	North America	Support	Total
Products:
Modules	$2,910	$—	$2,910
Packs	—	—	—
Total product revenues	2,910	—	2,910
Services:
Non-recurring engineering and prototype	2,922	—	2,922
Joint Venture support	—	3,142	3,142
Total service revenues	2,922	3,142	6,064
Total revenues	$5,832	$3,142	$8,974

	2019
	Romeo Power	Joint Venture
	North America	Support	Total
Products:
Modules	$4,652	$—	$4,652
Packs	195	—	195
Total product revenues	4,847	—	4,847
Services:
Non-recurring engineering and prototype	1,665	—	1,665
Joint Venture support	—	1,976	1,976
Total service revenues	1,665	1,976	3,641
Total revenues	$6,512	$1,976	$8,488

The following table disaggregates revenues by when control is transferred for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Point in time	$5,832	$6,512
Over time	3,142	1,976
Total	$8,974	$8,488

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment for the years ended December 31, 2020 and 2019, consisted of the following (in thousands):

	2020	2019
Production and test equipment	$6,291	$5,726
Computer equipment	847	778
Software	2,141	2,093
Tooling	912	203
Furniture and fixtures	98	97
Leasehold improvements	1,076	1,076
Automobiles	22	22
Assets not yet in service	260	753
Total property, plant and equipment	11,647	10,748
Less accumulated depreciation and amortization	(6,163)	(4,175)
Total property, plant and equipment—net	$5,484	$6,573

Total depreciation and amortization expense for the years ended December 31, 2020 and 2019, was $1.99 million and $1.87 million, respectively.

6.    LEASES

We have operating and finance leases for our warehouse and certain equipment. Our leases have remaining terms from 1 to 11 years, some of which include options to extend the leases for up to 10 years. Short term leases with a term of 12 months or less are not presented on the balance sheet and expense is recognized as incurred. Operating leases are reported as operating lease ROU assets, operating lease liabilities-current, and operating lease liabilities-noncurrent on our consolidated balance sheets. Finance leases are reported in other noncurrent assets, other current liabilities, and other noncurrent liabilities on our consolidated balance sheets.

The components of lease expense as of December 31, 2020 and 2019, were as follows (in thousands):

	2020	2019
Operating lease cost	$912	$912

Finance lease cost:
Amortization of right-of-use assets	283	62
Interest on lease liabilities	48	15
Total finance lease cost	$331	$77

Supplemental cash flow information related to leases as of December 31, 2020 and 2019, was as follows (in thousands):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$899	$878
Operating cash flows from finance leases	48	15
Financing cash flows from finance leases	283	31

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Supplemental consolidated balance sheet information related to leases as of December 31, 2020 and 2019, was as follows (in thousands):

	2020	2019
Operating leases:
ROU assets-operating leases	$5,469	$5,707

Lease liabilities-operating leases (current)	$853	$851
Lease liabilities-operating leases (non-current)	4,723	4,949
Total lease liabilities-operating leases	$5,576	$5,800

Finance leases:
Other noncurrent assets	$269	$551

Other current liabilities	$282	$315
Other noncurrent liabilities	17	268
Total leases liabilities-finance leases	$299	$583

Weighted Average Remaining Lease Term	2020	2019
Operating leases	11 years	12 years
Finance leases	1 years	2 years

Weighted Average Discount Rate	2020	2019
Operating leases	12.0%	12.0%
Finance leases	11.2%	11.2%

Maturities of lease liabilities were as follows (in thousands):

	Operating	Finance
Year Ended December 31	Leases	Leases
2021	$901	$295
2022	902	19
2023	902	—
2024	902	—
2025	902	—
Thereafter	5,489	—
Total future minimum lease payments	9,998	314
Less imputed interest	(4,422)	(15)
Total	$5,576	$299

7.    INVENTORY

As of December 31, 2020, and 2019, inventory consisted of the following (in thousands):

	2020	2019
Raw materials	$4,064	$5,535
Work-in-process	531	462
Finished goods	342	673
Total inventories	$4,937	$6,670

We write down inventory for obsolete inventory items and when the net realizable value of inventory items is less than their carrying value. During the years ended December 31, 2020 and 2019, we recorded a write-down of $3.11 million and $1.74 million, respectively, in cost of revenues.

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8.    EQUITY METHOD INVESTMENTS

Borg Warner Romeo Power LLC

On May 6, 2019, Legacy Romeo and BorgWarner closed a Series A-1 preferred stock round of financing through a Stock Purchase Agreement for the sum of $50.00 million. In connection with the investment in Legacy Romeo by BorgWarner, Legacy Romeo and BorgWarner formed BorgWarner Romeo Power LLC on June 28, 2019. Legacy Romeo and BorgWarner contributed $4.00 million and $6.00 million of cash at inception, for a 40% and 60% interest in the Joint Venture, respectively. This Joint Venture was entered into for Legacy Romeo and BorgWarner to collaborate in the design and manufacture of specific battery module and pack technology and extend the reach into other international regions. Legacy Romeo concurrently entered into a licensing agreement with the Joint Venture, allowing the Joint Venture rights to use, market, offer for sale and sell products and services using Legacy Romeo’s intellectual property in return for royalty payments payable and based on a percentage of revenue generated by the Joint Venture. Legacy Romeo also entered into a separate services agreement to provide engineering and other professional services to the Joint Venture. Legacy Romeo has no obligation to provide the Joint Venture additional funding and we have not guaranteed any of the Joint Venture’s losses.  Romeo recognized revenue of $3.14 million and $1.98 million related to the services agreement during the years ended December 31, 2020 and 2019, respectively. Royalty revenue associated with the licensing agreement through December 31, 2020 and 2019, was immaterial.

The Joint Venture is a variable interest entity. We do not consolidate the Joint Venture in our consolidated financial statements as we lack the ability to direct the activities that most significantly impact the Joint Venture’s economic performance and are therefore not the primary beneficiary. The investment in the Joint Venture is accounted for under the equity method of accounting as we do not have a controlling financial interest. We recorded a $2.48 million and $1.52 million loss from equity method investment, representing our share of the Joint Venture’s net loss for the year ended December 31, 2020 and the period from the date of investment through December 31, 2019. This loss was recorded as loss in equity method investments on the consolidated statement of operations and reduced the carrying value of our investment as of December 31, 2020 and 2019, respectively.  As of December 31, 2020, our share of the Joint Venture’s net losses reduced the equity method investment balance to $0.  Legacy Romeo and BorgWarner agreed to contribute an additional $10.00 million to the Joint Venture which represented funding for 2021 capital needs.  In January 2021 we invested $4.0 million in the Joint Venture, which represented our pro rata share of the agreed upon funding.

Heritage Battery Recycling, LLC

On October 2, 2020, we entered into the Battery Recycling Arrangement with HBR, an affiliate of HES. Under the Battery Recycling Arrangement, HBR has agreed to design, build and operate a system for redeploying, recycling or disposing of lithium-ion batteries (the “System”) to be located at HES’s facility in Arizona. Immediately following the Business Combination on December 29, 2020, we contributed $35.00 million to HBR, a related party to an investor in Legacy Romeo and an investor of $25.00 million in the PIPE Shares. Our investment in HBR is intended to fund the building, operation, maintenance, and repair of the System.  The terms of the Battery Recycling Arrangement require us to fund 30% of any operating shortfall of the System for the duration of the agreement with HBR and gives us the right to receive 30% of the profit generated by the System. The initial contract duration is for a period of ten years from December 29, 2020, and the agreement automatically extends for one-year renewal periods indefinitely.  While the arrangement is in effect, it establishes a strategic arrangement with HES for the collection of our battery packs for recycling, and it gives our customers priority at the recycling facility. We also have agreed to fund, in principal, up to $10.00 million for a pilot that, if successful, could lead to the purchase of commercial vehicles containing Romeo batteries by HBR’s affiliate. The terms of the pilot program have not yet been finalized and reflected in an executed agreement.

We have determined that the Battery Recycling Arrangement should be accounted for as an equity method investment.  We have not consolidated our interest in the System or HBR in our consolidated financial statements as we lack the ability to direct the activities that most significantly impact HBR’s or the System’s economic performance and are therefore not the primary beneficiary and we do not exercise control over HBR.  We evaluated the characteristics of the arrangement to determine if it is more similar to a financial instrument, a loan, or an investment to be accounted for under the equity

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

method of accounting. The classification of the contribution and subsequent accounting considerations involves significant judgment and relies on various factors including, the significance of HBR’s equity in the project, the amount and timing of expected profits, our requirement to fund 30% of the System’s operating shortfall, our ability to share in 30% of its operating profits, and the estimated fair value of the arrangement at inception.  Based on the facts and circumstances surrounding the Battery Recycling Arrangement we concluded that it constitutes an arrangement that should be accounted for as an equity method investment.  We recorded our $35.00 million equity method investment in our consolidated balance sheet as of December 31, 2020, which we believe represents the fair value of the Battery Recycling Arrangement at inception.  As of December 31, 2020, HBR had not yet constructed the battery recycling facility or begun operation of the System.

9.    SHORT-TERM AND LONG-TERM DEBT

As of December 31, 2020 and 2019, short-term and long-term debt is comprised of the following (in thousands):

	2020	2019
Convertible notes:
Issued 2019, interest rate fixed at 8%. Principal and interest are payable at maturity in December 2022. Conversion price is the lesser of the next equity financing or $0.4339 per share	$—	$4,200
Issued 2019, interest rate fixed at 8%. Principal and interest are payable at maturity in December 2022. Conversion price is $0.4339 per share	—	1,025
Total convertible notes	—	5,225

Term Notes:
Issued 2019, interest rate fixed at 1.55%. Principal and interest are payable at maturity in December 2020	—	100
Issued 2019, interest rate fixed at 8%. Principal and interest are payable at maturity in various dates in 2020	—	5,000
Total term notes	—	5,100

Paycheck Protection Program:
Issued June 2020, interest rate fixed at 1%. Principal and interest are due in installments starting 6 months after issuance through maturity in June 2022	3,300	—
Issued June 2020, interest rate fixed at 1%. Principal and interest are due in installments starting 16 months after issuance through maturity in June 2025	42	—
Total paycheck protection program	3,342	—
Total short-term and long-term debt	3,342	10,325

Less current portion due to related parties	—	(100)
Less current portion	(2,260)	(5,000)
Total long-term debt	$1,082	$5,225

Convertible Notes—We entered into various convertible notes with stockholders and employees from 2016 through 2020. Holders of the convertible notes were entitled to various rights, including automatic or voluntary conversion privileges. Certain of these convertible notes were also issued with freestanding warrants to which a portion of the note proceeds were ascribed. Convertible notes that were issued to either principal owners or members of our management team have been separately reported as short-term or long-term debt due to related parties on the face of the consolidated balance sheets.

Generally, the convertible notes allowed for voluntary conversion subsequent to note issuance. Most of the convertible notes also provided for voluntary or mandatory conversion rights upon certain financing and non-financing events. Upon the closing of a next equity financing, a holder could elect or be required to convert the outstanding balance of the

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

convertible note. A next equity financing was defined as a transaction or series of transactions pursuant to which we issued and sold shares of our capital stock for sufficient gross proceeds or effectuated a reverse recapitalization transaction. Upon a next equity financing, the convertible notes could convert into a number of shares of the class of capital stock issued in that next equity financing equal to the outstanding balance divided by the conversion price. The conversion price associated with the convertible notes varied, as is further described below.

In January and February 2019, we issued $0.23 million in convertible notes. Interest accrued on the outstanding principal balance of these notes at 8%, per year with any outstanding principal and interest due in full at maturity 6 months from the date of issuance. These convertible notes were voluntarily convertible into shares of Legacy Romeo Class A common stock at the option of the holder or automatically convertible upon a change of control event. The convertible notes were also mandatorily convertible into the shares of capital stock issued in a next equity financing. The conversion price for these convertible notes was the lesser of the price per share paid by the other purchasers of the capital stock sold in the applicable next equity financing or the conversion price determined based upon a defined valuation cap.

In January through April 2019, we modified the maturity dates to March or April 2019, certain interest rates, certain conversion features, and certain principal amounts for $8.30 million of convertible notes issued in 2018 and $4.4 million of term notes issued in 2018. We accounted for these modifications as an extinguishment of the existing notes during 2019, and execution of new notes. As a result, we recorded a loss from extinguishment of convertible notes of $5.14 million, which was included in loss on extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2019. The convertible notes extinguished were reissued at a substantial premium, based on the fair value of the new convertible notes. We considered this premium to be equivalent to a capital contribution and recorded the $5.32 million premium as additional paid-in capital in our 2019 consolidated statement of changes in stockholders’ equity (deficit) as of December 31, 2019. We evaluated the newly issued convertible promissory notes for embedded conversion features and determined that the effective conversion price of the convertible promissory notes was below the fair value of our common stock. As such, we recorded a beneficial conversion feature of $0.33 million as a debt discount to be amortized to interest expense over the term of the notes.

On May 6, 2019, in connection with the issuance of Legacy Romeo Series A preferred stock (Note 11), $19.20 million of the outstanding convertible notes, $8.71 million of the term notes and $3.89 million of accrued and unpaid interest, converted into Legacy Romeo Series A preferred stock.  The notes converted at the lesser of $0.36 per Legacy Romeo share or the respective convertible note’s valuation cap divided by the fully diluted shares outstanding.  In connection with the Business Combination, the shares of Series A preferred stock were exchanged for shares of Common Stock, as if they had converted to Legacy Romeo Class A common stock immediately prior to the Business Combination.  In exchange for the Series A preferred stock, holders were issued 18,294,022 shares of Common Stock.  For presentation purposes the exchange for Common Stock is deemed to have occurred on May 6, 2019.

As of the date of the conversion, all discounts related to the initial beneficial conversion features had been fully amortized, and we recognized incremental interest expense for contingent beneficial conversion features determined based upon the notes’ ultimate conversion prices. For the year ended December 31, 2019, we recorded $1.90 million of interest expense related to beneficial conversion features. Where notes did not convert in accordance with their original terms, we recognized a loss on extinguishment of $3.68 million on the consolidated statement of operations for the year ended December 31, 2019.

In December 2019, we issued $5.23 million in new convertible notes. In January and February 2020, we issued an additional $1.9 million in new convertible notes. Interest accrued on the outstanding principal balance of the notes at 8%, compounded annually, with any outstanding principal and interest due in full at maturity, which ranged from December 2022 through February 2023. The convertible notes were automatically convertible into the shares of Legacy Romeo capital stock issued in a next equity financing, of $20.0 million or more, or were voluntarily convertible at maturity into Legacy Romeo new preferred stock. In the event of a change of control, certain convertible notes are automatically either redeemed or converted into shares of Legacy Romeo Class A common stock, whichever is greater. The conversion price for these convertible notes was either $0.4339 per Legacy Romeo share or the lesser of the next equity financing or $0.4339 per Legacy Romeo share. At the issuance date, we evaluated the embedded features associated with the convertible promissory notes. Based on the analysis performed, we determined that no features required separate accounting.

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In connection with the Business Combination all of our issued and outstanding convertible notes were exchanged for shares of Common Stock as if they had converted to shares of Legacy Romeo Class A common stock, at the conversion price of $0.4339, immediately prior to the Business Combination. As of December 31, 2020, we had no convertible notes outstanding.

Term Notes—During the year ended December 31, 2019, we issued $19.00 million of term notes and made $25.62 million in associated principal payments. In June 2019, we pre-paid in full a $2.00 million term note outstanding and recorded a $0.36 million loss on extinguishment. As of December 31, 2019, $5.10 million of term notes remained outstanding, with maturity dates from September–December 2020.

During the year ended December 31, 2020, we issued an additional $6.48 million of term notes. Interest accrued on the outstanding principal balance of the notes at either 15% or the Applicable Federal Rate (“AFR”) as of the date of issuance, which ranged from 0.09% - 1.58%.  In September 2020, we modified the maturity dates for two term notes issued in 2019 to February 12, 2021 and increased the interest rate from 8% to 10%. One modification was accounted for as an extinguishment of the existing note in September 2020, and execution of a new note.  Based upon the fair value of the new note, we did not record a gain or loss upon extinguishment.

In connection with the Business Combination we repaid $12.17 million in outstanding term notes, including $0.60 million in accrued but unpaid interest.  As of December 31, 2020, there were no term notes outstanding.

Line of Credit—In 2017, we entered into a Line of Credit Agreement with UBS Bank USA (“UBS”) for borrowings in an amount up to $2.70 million (the “UBS Line of Credit”), with an interest rate that would be determined at the time of a draw. Outstanding draws were limited to and collateralized by the cash balance in the UBS restricted cash account. On May 8, 2019, we increased our UBS Line of Credit approval to $32.00 million, with an interest rate that would be determined at the time of a draw. In May 2019, we utilized $32.00 million under the UBS Line of Credit to improve our financial position, with an annual interest rate of 3.937%. We paid interest on the note monthly and, on September 9, 2019, paid all amounts due on the UBS Line of Credit. During the year ended December 31, 2019, we incurred $0.42 million in interest expense related to the UBS Line of Credit.  The Company did not draw on the UBS Line of Credit during 2020 and did not have any cash in the UBS restricted cash account.  We no longer have the UBS Line of Credit.

Paycheck Protection Program (“PPP”) Loan—In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As a result of COVID-19, we faced risks to raising necessary capital which could significantly disrupt our business. To help mitigate those risks and support our ongoing operations, in June 2020, we received loan proceeds in the amount of $3.34 million under the U.S. Small Business Administration’s (“SBA”) PPP. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses. The loans and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the forgiveness period. For the $3.30 million PPP loan, any unforgiven portion would be payable over two years, at an interest rate of 1%, with a deferral of payments for the first six months. For the $0.04 million PPP loan, any unforgiven portion would be payable over five years, at an interest rate of 1%, with a deferral of payments for the first sixteen months. We currently believe that our use of the loan proceeds through the forgiveness period has been in compliance with the conditions for forgiveness of the loan. Per the terms of the PPP loan, payments are deferred for borrowers who apply for loan forgiveness until the SBA makes a determination on the loan amount to be forgiven. We applied for forgiveness of the loan following the covered period of the loan.  As of December 31, 2020, we have not made any payments against the PPP Loan.

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The expected maturities associated with the outstanding PPP Loan as of December 31, 2020 were as follows (in thousands):

December 31,
2021	$2,259
2022	1,053
2023	12
2024	12
2025	6
Total	$3,342

Legacy Romeo Warrants—We issued certain of our convertible notes and term notes with detachable warrants for the purchase of shares of Legacy Romeo Class A common stock. In connection with the Business Combination the warrants for shares of Legacy Romeo Class A common stock were exchanged for warrants for shares of Common Stock and the exercise price per share was divided by the Exchange Ratio. We utilized a Black-Scholes option-pricing model to determine the fair value of each warrant, which was recorded as a debt discount and amortized over the term of the notes. We did not issue any convertible or term notes with detachable warrants during the year ended December 31, 2020. During the year ended December 31, 2019, we issued detachable warrants with convertible or term notes valued at $2.57 million.

There was no amortization of debt discounts included in interest expense during the year ended December 31, 2020.  Amortization of the debt discount included in interest expense for the year ended December 31, 2019 totaled $3.69 million.

The following table presents a summary of activity for the warrants issued in connection with short- term and long-term debt (dollars in thousands, except weighted average exercise prices):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
Warrant Activity and Other Data	Warrants	Per Share	Life	Value
Warrants Outstanding, January 1, 2020	3,432,094	$3.78	7.8	$—
Granted	—	—
Exercised	(771,457)	2.72		$2,564
Forfeited	—	—
Expired	—	—
Warrants outstanding, December 31, 2020	2,660,637	$4.41	8.9	$48,104
Warrants exercisable, December 31, 2020	2,660,637	$4.41	8.9	$48,104

10.  PUBLIC AND PRIVATE PLACEMENT WARRANTS

In February 2019, in connection with the RMG IPO, RMG issued 7,666,648 warrants (the “Public Warrants”) to purchase shares of Common Stock at $11.50 per share. Simultaneously with the consummation of the RMG IPO, RMG issued 4,600,000 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Public and Private Placement Warrants”) to purchase shares of Common Stock at $11.50 per share, to RMG Sponsor, LLC (the “Sponsor”) and certain funds and accounts managed by subsidiaries of BlackRock, Inc. and certain funds and accounts managed by Alta Fundamental Advisers LLC (together, the “Anchor Investors”).  All of the Public and Private Placement Warrants were outstanding as of December 31, 2020.

The Public and Private Placement Warrants may only be exercised for a whole number of shares. In January 2021 we filed a registration statement for, among other things, the registration, under the Securities Act of 1933, as amended, of the issuance of Common Stock issuable upon exercise of the Public and Private Placement Warrants.  The Public and Private Placement Warrants are governed by the terms of that certain Warrant Agreement, dated February 7, 2019 (the “Warrant Agreement”), between the Company and American Stock Transfer & Trust Company, LLC (the “Warrant Agent”).

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We may call the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price of our Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

Additionally, commencing ninety days after the Public Warrants become exercisable, we may redeem the outstanding Public Warrants in whole and not in part, for the number of shares of Common Stock determined by the table set forth in the Warrant Agreement.  If the Company calls the Public Warrants for redemption, we will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the Warrant Agreement.

The Private Placement Warrants are identical to Public Warrants except that the Private Placement Warrants: (i) are not redeemable by us and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchasers or any of their permitted transferees. If the Private Placement Warrants are held by holders other than the initial purchasers or any of their permitted transferees, they will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants. The initial purchasers of the Private Placement Warrants have agreed not to transfer, assign or sell any of the Private Placement Warrants, including the Common Stock issuable upon exercise of the Private Placement Warrants (except to certain permitted transferees), until thirty days after the closing date of the Business Combination.

The exercise price and number of shares of Common Stock issuable upon exercise of the Public and Private Placement Warrants may be adjusted in certain circumstances including in the event of a share capitalization, or recapitalization, reorganization, merger or consolidation. The exercise price of the Public and Private Placement Warrants would have adjusted if in connection with the closing of the Business Combination, we issued additional shares of Common Stock or securities convertible into or exercisable or exchangeable for shares of Common Stock for capital raising purposes at an issue price or effective issue price of less than $9.20 per share.  The Public and Private Placement Warrant exercise price would be adjusted to be equal to 115% of the price received in the new issuance. In connection with the Business Combination, we did not issue any additional shares of common stock for capital raising purposes at an issue price or effective issue price of less than $9.20 per share, therefore the price reset provision was not triggered.

On February 16, 2021, we announced the redemption of all of the outstanding Public Warrants to purchase shares of our Common Stock, that were issued under the Warrant Agreement.  All Public Warrants could be exercised until April 5, 2021 to purchase shares of our Common Stock, at the exercise price of $11.50 per share.  After 5:00pm on April 5, 2021, any Public Warrants that remained unexercised were void and no longer exercisable, and the holders of the Public Warrants received the redemption price of $0.01 per Public Warrant. Prior to the expiration of the notice of redemption 442,695 Public Warrants were exercised and the remaining 7,223,683 Public Warrants were cancelled in connection with our notice of redemption. The Company paid Public Warrant holders a total of $72,236.83 in connection with our notice of redemption.

As noted in Noted in Note 2 of these financial statements, the Public and Private Placement warrants are recorded as liabilities in our consolidated financial statements.

11.  PREFERRED STOCK

In May and June 2019, Legacy Romeo closed a Series A preferred stock round of financing that included $56.49 million in cash investment, net of our investment in the Joint Venture and issuance costs, and $31.85 million in converted debt and accrued but unpaid interest. In connection with the Business Combination the shares of Series A preferred stock

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

were exchanged for shares of Common Stock, as if they had converted to Legacy Romeo Class A common stock immediately prior to the Business Combination.  For presentation purposes the exchange for Common Stock is deemed to have occurred in May and June 2019.

Also, in connection with the Series A preferred stock financing, Legacy Romeo redeemed 35.45% of each Series Seed stockholder’s shares of Series Seed preferred stock issued and outstanding totaling $8.14 million. The Series Seed preferred stock was not mandatorily redeemable in advance of the Series A preferred stock sale. In connection with the execution of the Series A preferred stock purchase agreement, the Series Seed stockholders agreed to the redemption.

In April and May 2020, Legacy Romeo closed the Series A-5 preferred stock round of financing that raised $4.00 million in cash investment.  In connection with the Business Combination the shares of Series A preferred stock were exchanged for shares of Common Stock, as if they had converted to Legacy Romeo Class A common stock immediately prior to the Business Combination.  For presentation purposes the exchange for Common Stock is deemed to have occurred in May 2020.

12.  EQUITY

We are authorized to issue two classes of capital stock, Common Stock and preferred stock.  The total number of shares that we are authorized to issue is 260,000,000 of which, 250,000,000 shares shall be Common Stock and 10,000,000 shares shall be preferred stock.

Our board of directors is authorized to issue shares of preferred stock, with such designations, voting and other rights and preferences as they may determine.  As of December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

13.  STOCK-BASED COMPENSATION

2016 Stock Plan

In October 2016, we adopted the 2016 Stock Plan (the “2016 Plan”), as amended in February 2017. The 2016 Plan allowed for the issuance of both incentive stock option and nonqualified stock options. Following the Business Combination the outstanding stock options issued under the 2016 Plan may be exercised (subject to their original vesting, exercise and other terms and conditions) to purchase a number of shares of Common Stock equal to the number of shares of Legacy Romeo common stock subject to such Legacy Romeo options multiplied by the Exchange Ratio (rounded down to the nearest whole share) at an exercise price per share divided by the Exchange Ratio (rounded up to the nearest whole cent). The information presented herein is as if the exchange of stock options and Common Stock occurred as of the earliest period presented.

In October 2016, we entered into a Restricted Stock Purchase Agreement with individuals and issued shares of Legacy Romeo Class B common stock which vested over three years from the issuance date. During 2019, we recognized $0.04 million of stock-based compensation expense. As of December 31, 2019, all of the Legacy Romeo Class B common stock issued under the Restricted Stock Purchase Agreement had either vested or been cancelled.

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the activity related to the restricted shares of Legacy Romeo Class B common stock for the years ended December 31, 2020 and 2019, as if they were exchanged for shares of Common Stock as of the earliest period presented:

Number of
Restricted
Class B
Shares
Outstanding restricted shares, January 1, 2019	95,558
Cancelled	(5,072)
Shares vested	(90,486)
Outstanding restricted shares, December 31, 2019	—
Shares vested	—
Cancelled	—
Outstanding restricted shares, December 31, 2020	—

Time based-awards

During 2020, we issued stock options to purchase a total of 1,880,369 shares of our Common Stock, including a grant of 973,839 stock options awards to our Chief Executive Officer ("CEO") which vests over a one-year period based on service and a grant of 121,730 stock option awards to a non-employee for services rendered in connection with the Business Combination, which vested on December 29, 2020, the date of the Business Combination.

Generally, our stock options vest over three years, with either one third of the options vesting at the one-year anniversary and 1/36 of the options vesting each month thereafter or 1/36 of the options vesting each month. All stock options expire after 10 years from the grant date. Vesting ceases when the employment or consulting relationship ends.

The fair value of the time-based stock options granted during the years ended December 31, 2020 and 2019 was determined using the following assumptions:

Fair Value Assumptions	2020	2019
Risk-free interest rate	0.12% - 0.92%	1.95% and 2.28%
Expected term (in years)	5.5 - 6.5	6.5
Expected volatility	60% - 77%	71% and 87%
Dividend yield	0%	0%
Grant date fair value per share	$1.44 - $8.63	$1.39 and $1.56

The following table summarizes our time-based stock option activity (dollars in thousands, except weighted average exercise prices):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding Options, January 1, 2019	4,687,440	$4.44	8.7	$—
Granted	1,765,529	2.63
Exercised	(9,476)	4.35		—
Cancelled	(1,352,488)	4.27
Outstanding Options, December 31, 2019	5,091,005	$3.94	8.5	$—
Exercisable and vested, December 31, 2019	3,555,792	$4.27	8.2	$—

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding Options, January 1, 2020	5,091,005	$3.94	8.5	$—
Granted	1,880,369	5.06
Exercised	(185,474)	3.58		3,131
Cancelled	(276,309)	2.53
Outstanding Options, December 31, 2020	6,509,591	$4.26	6.91	$118,657
Exercisable and vested, December 31, 2020	4,750,524	$4.22	6.06	$86,702

Performance and market-based award

In August 2020, we awarded 4,633,978 stock options to our then Chairman and CEO at an exercise price of $6.69 per share.  All of the shares covered by such award are subject to time based, performance and market condition vesting requirements.  As of December 29, 2020, the date of the Business Combination, the performance condition was satisfied, and we began recognizing stock-based compensation expense based upon the grant date fair value of the award.  We will recognize the stock-based compensation expense over the requisite service period, which is six months from the date of the Business Combination.  We estimated the grant date fair value of the award to be $9.63 million, which was determined using a Monte Carlo simulation with the assistance of an independent third-party valuation firm.

The number of shares that will be exercisable, if any, is determined solely by the value of our share price at the expiration of the six-month lockup period assigned to Legacy Romeo stockholders in connection with the Business Combination, which is June 27, 2021.  The number of shares that may become exercisable is set forth in the table below:

Cumulative Number of
Share Price	Shares
$6.6869 - $8.9452	926,795
$8.9453 - $11.9272	1,853,591
$11.9273 - $14.9092	3,243,781
$14.9093	4,633,978

As of December 31, 2020, the performance and market-based award is not exercisable and 4,633,978 stock options related to the performance and market-based award are outstanding.  As of December 31, 2020, the intrinsic value of the performance and market-based award is $15.80 per share, with an aggregate intrinsic value ranging from $14.64 million to $73.22 million.

Stock-based compensation expense

During the year ended December 31, 2020, we recognized a total of $3.57 million of stock-based compensation expense related to the vesting of stock options. As of December 31, 2020, there is a total of $6.44 million in unrecorded compensation expense related to 1,759,067 unvested time-based awards. As of December 31, 2020, there is a total of $9.47 million in unrecorded compensation expense related to the performance and market-based award, with a maximum of 4,633,978 shares becoming exercisable.

The following table summarizes our stock-based compensation expense by line item for the years ended December 31, 2020 and 2019, in the consolidated statements of operations (in thousands):

	2020	2019
Cost of revenues	$203	$218
Selling, general, and administrative	3,364	1,348
Total	$3,567	$1,566

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

From 2015 through 2018, we issued warrants for the purchase of shares of Legacy Romeo Class A common stock in exchange for historical services provided. We utilized a Black-Scholes option-pricing model to determine the fair value of each warrant, which was recorded as compensation expense immediately, as the warrants were immediately exercisable. There was no expense for warrants related to services provided for the year ended December 31, 2020 and 2019.

The following table presents a summary of activity for the warrants issued for services provided (dollars in thousands, except weighted average exercise prices):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
Warrant activity and other data:	Warrants	per Share	Life (Years)	Value
Warrants outstanding, January 1, 2020	1,083,413	$3.94	7.8	$—
Granted	—	—
Exercised	(405,702)	2.30		$4,553
Forfeited	(146,394)	3.58
Expired	—	—
Warrants outstanding, December 31, 2020	531,317	$5.37	10.4	$9,096
Warrants outstanding exercisable, December 31, 2020	531,317	$5.37	10.4	$9,096

2020 Stock Plan

On December 29, 2020, our stockholders approved the 2020 Long-Term Incentive Plan.  The purpose of the 2020 Long-Term Incentive Plan is to attract, retain, incentivize and reward top talent through stock ownership, to improve operating and financial performance and strengthen the mutuality of interest between eligible service providers and stockholders.

The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, dividend equivalent rights, and performance-based stock awards (collectively, “stock awards”) and cash awards.  Incentive stock options may be granted only to our employees, including officers, and the employees of our subsidiaries. All other stock awards and cash awards may be granted to our employees, officers, non-employee directors, and consultants and the employees and consultants of our subsidiaries and affiliates.

The aggregate number of shares of our Common Stock that may be issued pursuant to stock awards under the 2020 Long-Term Incentive Plan will not exceed the sum of (x) 15,000,000 shares, plus (y) 11,290,900, the number of shares subject to outstanding awards under the 2016 Plan on the date of the Business Combination.

As of December 31, 2020, no awards have been granted and no shares of our Common Stock have been issued under the 2020 Plan.

14.  INCOME TAXES

The provision for income taxes was as follows for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Current:
Federal	$—	$—
State	2	1
Total current	2	1

Total deferred	—	—
Total provision for income taxes	$2	$1

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the reconciliation of the federal statutory rate to the effective tax rate as of December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Federal statutory rate	21.0%	21.0%
State statutory rate, net of federal tax benefit	31.5	4.4
Federal and state tax credits	15.8	3.6
Stock-based compensation	(1.6)	(0.2)
Valuation allowance adjustments	(176.2)	(22.9)
Purchase money debt reduction	(10.7)	—
Deductible transaction costs	29.1	—
Change in fair market value of warrants	94.2
Interest expense on converted debt	—	(3.9)
Loss on extinguishment on converted debt	—	(1.0)
Loss from joint venture	—	(0.6)
Others	(3.1)	(0.4)
Effective tax rate	—%	—%

The following table presents the principal components of deferred tax assets and liabilities as of December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax asset:
Accrued expense	$955	$1,975
Investment in joint venture	88	—
Operating lease liabilities	1,543	—
Stock-based compensation	1,239	667
Tax credits	6,771	8,191
Net operating loss carryforwards	49,583	34,419
Total deferred tax asset	60,179	45,252
Deferred tax liability:
Property, plant and equipment	(386)	(465)
Operating lease right of use assets	(1,507)	—
Total deferred tax liability	(1,893)	(465)
Net deferred tax asset	58,286	44,787
Valuation allowance	(58,286)	(44,787)
Net deferred tax liability	$—	$—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax-basis amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all the deferred tax assets will be realized. The realization of deferred tax assets may be dependent on our ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax asset relates. As of December 31, 2020, and 2019, we recorded a valuation allowance of $58.29 million and $44.79 million, respectively, against the deferred tax asset balance as realization is uncertain due to a history of operating losses.

As of December 31, 2020, and 2019, we had federal net operating loss carryforwards of $182.23 million and $123.48 million and state net operating loss carryforwards of $219.13 million and $121.54 million, respectively.  Approximately $44.8 million of the federal net operating losses may be carried forward for 20 years and begin to expire in 2034, the remaining $137.3 million do not expire and carried forward indefinitely.  State net operating losses begin to expire in 2036.

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Utilization of the net operation loss carryforward and research credit carryforward may be subject to an annual limitation due to the ownership percentage change limitations under Section 382, provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of some net operating losses before utilization.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is not currently under examination in any taxing jurisdiction and generally is no longer subject to examination for tax years prior to 2017. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2020 and 2019:

	As of December 31
	2020	2019
Unrecognized tax benefits – January 1	$—	$—
Increase – prior year	1,603	—
Increase – current year	266	—
Settlements	—	—
Statute of limitations expiration	—	—
Unrecognized tax benefits – December 31	$1,869	$—

Included in the balance of unrecognized tax benefits as of December 31, 2020 and 2019 are $1,869 and $0, respectively, of tax benefits that, if recognized, would affect the effective tax rate, absent any corresponding changes to the valuation allowance.

We recognize interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the years ended December 31, 2020 and 2019.

15.  LOSS PER SHARE

The basic and diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding during the period.  The calculation of basic and diluted net loss per share for the years ended December 31, 2020 and 2019 is presented below (in thousands, except share and per share data):

	2020	2019
Net loss	$(7,617)	$(59,854)

Weighted average common shares outstanding – basic	77,741,339	58,793,480
Dilutive effect of potentially issuable shares	—	—
Weighted average common shares outstanding – diluted	77,741,339	58,793,480

Basic loss per share	$(0.10)	$(1.02)
Diluted loss per share	$(0.10)	$(1.02)

Antidilutive shares excluded from the calculation of diluted loss per share were 26,602,189 and 21,873,178 as of December 31, 2020 and 2019. Potentially dilutive shares that have been excluded from the determination of diluted loss per share include stock options and warrants to purchase our Common Stock. As the inclusion of common stock share equivalents in the calculation would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

16.  INFORMATION ON BUSINESS SEGMENTS

We have two operating segments, which are also reportable segments. Our reportable segments are presented based on how information is used by our Chief Operating Decision Maker (“CODM”), which is collectively a senior leadership

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

team consisting of two individuals, to measure performance and allocate resources. These reportable segments are Romeo Power North America and Joint Venture Support. The activities of our Romeo Power North America reportable segment include the research, design, development, and manufacture of electrical power systems for commercial vehicles (Class 6-8: trucks and buses) in the North American market. Our Joint Venture Support reportable segment provides design, research and development, and other engineering related services exclusively to the Joint Venture.

We commenced providing services to the joint venture on the formation date of June 28, 2019 and as a result, our 2019 results include services rendered to the Joint Venture from the June 28, 2019 joint venture formation date through December 31, 2019. The CODM evaluates and monitors segment performance primarily based upon segment sales and gross profit. Asset information has not been separately disclosed for the segments, as this information is not regularly reported to CODM for purposes of allocation of resources to our segments or assessing segment performance.

Net revenues and gross profit from each of our reportable segments are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Net revenues:
Romeo Power North America	$5,832	$6,512
Joint Venture Support	3,142	1,976
Total net revenues	$8,974	$8,488
Gross profit (loss):
Romeo Power North America	$(9,502)	$(9,068)
Joint Venture Support	511	319
Total business segment gross profit (loss)	$(8,991)	$(8,749)

All of our revenues (based on location of customer) and long-lived assets were within North America for the years ended December 31, 2020 and 2019.

17.  TRANSACTIONS WITH RELATED PARTIES

Notes Receivable from Stockholders— We had a note receivable outstanding to a stockholder related to a Section 83(b) tax election for restricted stock issuances. The note for $0.05 million originated on December 30, 2016.  As of December 31, 2020, we concluded that this $0.05 million note would not be collectible and wrote-off the outstanding balance as Other Expense in our consolidated statement of operations for the year-ended December 31, 2020.

During the year ended December 31, 2019, we allowed two stockholders to exercise outstanding warrants in exchange for notes receivable as presented below (in thousands):

	Principal
	Amount	Maturity Date
Stockholder 1	$4,562	July 7, 2022
Stockholder 2	4,561	August 19, 2022
Total	$9,123

Each loan accrued interest at 2% and was due and payable, including all accrued and unpaid interest, at maturity. Amounts due under these arrangements would become immediately due and payable in the event of the closing of a firm commitment underwritten public offering or certain capital transactions that are considered a liquidation transaction. In April 2020, in consideration of ongoing substantial financial support provided between 2017 and the first quarter of 2020, our Board of Directors agreed to cancel $1.79 million of the $9.12 million stockholder note receivable, in the event of a sale of the Company, an initial public offering or a reverse recapitalization. In December 2020, in connection with an early repayment of the note receivable, our Board of Directors agreed to cancel an additional $2.02 million stockholder note receivable.  The stockholders repaid $5.31 million and as of December 31, 2020 no additional stockholder notes receivable

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

remain outstanding.  We recorded the amounts forgiven of $3.81 million in Other Expense in our consolidated statement of operations for the year-ended December 31, 2020.

Transactions with Employees and Directors — We had the following convertible and term Notes outstanding with employees and directors (in thousands):

	December 31,
	2020	2019
Convertible notes	$—	$3,000
Term notes	—	100
Total	$—	$3,100

In May 2019, our then Chairman and CEO invested $6.78 million to purchase Legacy Romeo’s Series A preferred stock.  Additionally our then Chairman and CEO and our CFO converted $1.51 million in convertible and term Notes into shares of Legacy Romeo’s Series A preferred stock in connection with Legacy Romeo’s Series A financing (Note 11) at a price per share equal to the fair value of the stock issued. In connection with the Business Combination the shares purchased or converted by these employees were exchanged for shares of Common Stock, as if they had converted to Legacy Romeo Class A common stock immediately prior to the Business Combination. For presentation purposes the exchange for Common Stock is deemed to have occurred in May 2019.

During the year-ended December 31, 2019, we borrowed an additional $5.24 million from our then Chairman and CEO and our CFO through a series of term notes and re-paid $10.86 million in aggregate indebtedness to these employees. As of December 31, 2019, the term notes outstanding were included in current maturities of long-term debt to related parties.

In the first fiscal quarter of 2020, we issued term notes to our then Chairman and CEO totaling $0.75 million with a 1-year term that incurs interest equal to the AFR at the date of issuance.  In the fourth fiscal quarter of 2020 we issued additional term notes to our then Chairman totaling $0.33 million with a 1-year term that incurs interest equal to the AFR at the date of issuance.

In connection with the Business Combination we repaid all issued and outstanding term notes, including accrued but unpaid interest.

Short-term and Long-term Debt with Stockholders— We had the following convertible and term Notes outstanding with beneficial owners who own greater than 5% of the Company (in thousands):

	December 31,
	2020	2019
Convertible notes*	$—	$2,000
Term notes*	—	100
Total	$—	$2,100

* Includes amounts due to our then Chairman and CEO

In connection with the Business Combination, all of our convertible notes converted into shares of Common Stock as if they had converted to shares of Legacy Romeo Class A common stock immediately prior to the Business Combination and we repaid all issued and outstanding term notes, including accrued interest.  As of December 31, 2019, $0.1 million of the outstanding convertible and term notes were included in current maturities of long-term debt to related parties and $2.00 million were included in Long-term debt – net of current potion.

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Transactions with BorgWarner and the Joint Venture — In May 2019, BorgWarner, in connection with Legacy Romeo’s investment in the Joint Venture, participated in Legacy Romeo’s Series A preferred stock financing. BorgWarner contributed $50.00 million in exchange shares of Legacy Romeo’s Series A preferred stock. BorgWarner’s interest in the Legacy Romeo at the time represented approximately 20% beneficial ownership.  In connection with its investment, BorgWarner was given an anti-dilution right through May 2022, enabling BorgWarner to maintain beneficial ownership of 20%. In connection with the Business Combination the shares purchased by BorgWarner were exchanged for shares of Common Stock, as if they had converted to Legacy Romeo Class A common stock immediately prior to the Business Combination.  For presentation purposes the exchange for Common Stock is deemed to have occurred in May 2019.  As of December 31, 2020, BorgWarner’s beneficial ownership interest in us represents approximately 15.2%.

In connection with Legacy Romeo’s investment in the Joint Venture formed on June 28, 2019 (Note 8), Legacy Romeo entered into a services agreement to provide various professional services to the Joint Venture. Revenue earned for services rendered during the years ended December 31, 2020 and 2019 was $3.14 million and $1.98 million of which all amounts have been collected as of December 31, 2020.

Transactions with Heritage Environmental Services and its related parties — On October 2, 2020, we entered into the Battery Recycling Arrangement with HBR, an affiliate of Heritage Environmental Services, Inc. Immediately following the Business Combination on December 29, 2020, we contributed $35.00 million to HBR, a related party to an investor in Legacy Romeo and an investor of $25.00 million in the PIPE Shares.  See Note 8 Equity Method Investments for additional information relating to our contribution to HBR.

In connection with the Battery Recycling Arrangement, we also agreed to fund up to $10.00 million to purchase ten battery electric vehicle (“BEV”) trucks and the charging infrastructure for a one-year pilot program to determine the feasibility of transitioning HES’s or its affiliates’ fleet of trucks from diesel powered vehicles to BEVs.  If such pilot program is successful, the parties would enter into an agreement for the procurement through us of at least 500 BEVs on terms acceptable to HBR, HES and us.  The participants in the pilot program have been selected and the parties are beginning to work towards an agreement to support the pilot program.

18.  COMMITMENTS AND CONTINGENCIES

Litigation— We are subject to certain claims and legal matters that arise in the normal course of business. Management does not expect any such claims and legal actions to have a material adverse effect on our financial position, results of operations or liquidity, except the following:

A stockholder purchased shares of Legacy Romeo’s common stock through a group of related entities during 2017, at a time when we were heavily focused on developing our stationary energy storage business in parallel with our commercial vehicle battery platform. Legacy Romeo completed its Series A preferred stock financing in May 2019 at a price per share that was lower than the purchase price paid by the stockholder for its common stock in 2017. During this time, we also paused our stationary energy storage business in order to focus resources on scaling production of commercial vehicle batteries, which was not our intention during 2017. This stockholder subsequently claimed that he and his related entities overpaid for Legacy Romeo’s common stock during 2017 and that our subsequent course of action was not in line with the 2017 projections.  In order to settle the stockholder’s claim, during November 2019, we entered into a confidential settlement agreement with the stockholder to resolve the dispute. As a result of the settlement agreement, we rescinded the share purchase transaction and made a cash payment to the former shareholder. The amount paid in excess of the estimated fair value of the shares that were rescinded resulted in the recognition of $4.59 million of settlement expense, which is reported as Legal settlement expense on the consolidated statement of operations for the year-ended December 31, 2019.

ROMEO POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A police officer was injured as a result of an automobile accident resulting from an intoxicated Romeo employee driving following his departure from a 2017 company holiday party that occurred after hours and not on our premises. We terminated the employee’s employment shortly after the incident occurred. This matter resulted in a personal injury lawsuit (Chelico et al. v. Romeo Systems, Inc., et al., Case # 18STCV04589, LA County (LA)), for which we are a named defendant. In July 2020, we settled this matter in principle and agreed to pay a settlement of $6.0 million. Our business and umbrella insurance carriers have agreed to cover the cost of damages owed. As a result, for the years ended December 31, 2020 and 2019, we have accrued $6.0 million in legal settlement expense reflected as legal settlement payable and we have recorded an insurance receivable for $6.0 million reflected as an insurance receivable in the consolidated balance sheets.

In October 2020, a wage-and-hour class action was filed in Los Angeles Superior Court on behalf of all current and former non-exempt employees in California from October 2016 to present.  The allegations include meal and rest period violations and various related claims.  The case is currently stayed pending the initial status conference, which was continued to July 2021.  We intend to defend ourself against these claims and the possible range of loss, if any, cannot currently be estimated.

19.  MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

We had certain customers whose revenue individually represented 10% or more of our total revenue, or whose accounts receivable balances individually represented 10% or more of our total accounts receivable, as follows:

For the year ended December 31, 2020, two customers accounted for 55% of total revenue and the Joint Venture engineering services accounted for 35% of total revenue. As it relates to the two customers for the year ended December 31, 2020, the total percentage of revenue for each customer was 28%, and 27%.

For the year ended December 31, 2019, two customers accounted for approximately 74% of total revenue and the Joint Venture engineering services revenue accounted for 23% of total revenue. Of the two customers for the year ended December 31, 2019, one customer accounted for approximately 59% and the second customer accounted for 15%.

As of December 31, 2020, two customers accounted for approximately 26% of accounts receivable and the Joint Venture engineering services accounted for 44% of accounts receivable. As it relates to the two customers as of December 31, 2020, the total percentage of accounts receivable for each customer was 13% and 13%. As of December 31, 2019, four customers accounted for 98% of accounts receivable. As it relates to the four customers as of December 31, 2019, the total percentage of accounts receivable for each customer was 34%, 22%, 21% and 21%.

The major customers identified are included in the Romeo Power North America operating segment, and the JV shared services amounts are included in the Joint Venture Support operating segment.

20.  SUBSEQUENT EVENTS

On January 21, 2021, we contributed an additional $4.00 million to the Joint Venture.

On February 16, 2021, we announced the redemption of all the outstanding Public Warrants to purchase shares of our Common Stock, that were issued under the Warrant Agreement, dated February 7, 2019, by and between RMG and American Stock Transfer & Trust Company, LLC, as warrant agent, as part of the units sold in the initial public offering of RMG. All Public Warrants could be exercised until April 5, 2021 to purchase shares of our Common Stock, at the exercise price of $11.50 per share.  After 5:00pm on April 5, 2021, any Public Warrants that remained unexercised are void and no longer exercisable, and the holders of the Public Warrants received the redemption price of $0.01 per Public Warrant. Prior to the expiration of the notice of redemption 442,695 Public Warrants were exercised and the remaining 7,223,683 Public Warrants were cancelled in connection with our notice of redemption.  The Company paid Public Warrant holders a total of $72,236.83 in connection with our notice of redemption.

On April 6, 2021 we announced a long-term supply agreement with Paccar, Inc. (“PACCAR”). Under the agreement we will be a battery supplier for Peterbilt 579 and 520 BEVs in the United States and Canada through 2025. The start of production is anticipated to begin after 2021. In connection with the long-term supply agreement, we issued PACCAR 650,000 shares of our Common Stock.