Form 10-Q
period 2021-03-31
Romeo Power, Inc.
filed 2021-05-17
CIK 1757932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-38795

ROMEO POWER, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-2289787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4380 Ayers Avenue Vernon, CA 90058
(833) 467-2237
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	RMO	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☒
As of May 14, 2021, 131,197,350 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Part I - Financial Statements
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2021 AND DECEMBER 31, 2020 (UNAUDITED) (In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$41,278	$292,442
Investments	246,215	—
Accounts receivable, net of allowance for expected credit loss of $213 and $238 at March 31, 2021 and December 31, 2020, respectively	1,444	841
Inventories, net	5,689	4,937
Insurance receivable	6,000	6,000
Deferred costs	998	—
Prepaid expenses and other current assets	9,306	1,269
Total current assets	310,930	305,489
Restricted cash	1,500	1,500
Property, plant and equipment, net	6,321	5,484
Equity method investments	38,357	35,000
Operating lease right-of-use assets	5,411	5,469
Other noncurrent assets	2,893	3,100
TOTAL ASSETS	$365,412	$356,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,033	$2,900
Accrued expenses	3,094	2,844
Contract liabilities	1,672	815
Current maturities of long-term debt	2,783	2,260
Operating lease liabilities, current	855	853
Legal settlement payable	6,000	6,000
Other current liabilities	248	384
Total current liabilities	19,685	16,056
Commitments and contingencies (Note 14)
Long-term debt, net of current portion	559	1,082
Public and private placement warrants	11,921	138,466
Operating lease liabilities, net of current portion	4,661	4,723
Other noncurrent liabilities	—	17
Total liabilities	36,826	160,344

Stockholders’ equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020)	—	—
Common stock ($0.0001 par value, 250,000,000 shares authorized, 130,529,147 and 126,911,861 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	13	12
Additional paid-in capital	416,308	373,129
Accumulated other comprehensive loss	(304)	—
Accumulated deficit	(87,431)	(177,443)
Total stockholders’ equity	328,586	195,698
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$365,412	$356,042
See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED) (In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
REVENUES:
Product revenues	$341	$1,588
Service revenues	—	52
Related party revenues	713	882
Total revenues	1,054	2,522
COST OF REVENUES:
Product cost	4,238	2,729
Service cost	—	153
Related party cost	589	750
Total cost of revenues	4,827	3,632
GROSS LOSS	(3,773)	(1,110)
OPERATING EXPENSES:
Research and development	3,771	1,802
Selling, general and administrative	17,999	2,907
Total operating expenses	21,770	4,709
OPERATING LOSS	(25,543)	(5,819)
Interest expense	(7)	(254)
Interest income	90	—
Change in fair value of public and private placement warrants	116,125	—
INCOME (LOSS) BEFORE INCOME TAXES AND LOSS IN EQUITY METHOD INVESTMENTS	90,665	(6,073)
Loss in equity method investments	(643)	(696)
Provision for income taxes	(10)	—
NET INCOME (LOSS)	90,012	(6,769)

OTHER COMPREHENSIVE LOSS
Available-for-sale debt investments:
Change in net unrealized losses, net of income taxes	(342)	—
Net losses reclassified to earnings, net of income taxes	38	—
Total other comprehensive loss, net of income taxes	(304)	—
COMPREHENSIVE INCOME (LOSS)	$89,708	$(6,769)

Net income (loss) per share
Basic	$0.70	$(0.09)
Diluted	$0.66	$(0.09)
Weighted average number of shares outstanding
Basic	128,788,715	74,647,985
Diluted	135,812,697	74,647,985
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED) (In thousands, except share data)

	Common Stock		APIC	Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
BALANCE—December 31, 2020	126,911,861	$12	$373,129	$—	$—	$(177,443)	$195,698
Issuance of common stock	3,617,286	1	36,626	—	—	—	36,627
Stock based compensation	—	—	6,553	—	—	—	6,553
Other comprehensive loss	—	—	—	—	(304)	—	(304)
Net income	—	—	—	—	—	90,012	90,012
BALANCE—March 31, 2021	130,529,147	$13	$416,308	$—	$(304)	$(87,431)	$328,586

	Common Stock		APIC	Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
BALANCE—December 31, 2019	74,449,847	$7	$181,567	$(9,175)	$—	$(169,826)	$2,573
Issuance of common stock	531,764	—	1,277	—	—	—	1,277
Stock based compensation	—	—	277	—	—	—	277
Net loss	—	—	—	—	—	(6,769)	(6,769)
BALANCE—March 31, 2020	74,981,611	$7	$183,121	$(9,175)	$—	$(176,595)	$(2,642)

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED) (In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$90,012	(6,769)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	505	482
Stock-based compensation	6,553	277
Inventory provision	392	—
Change in fair value of public and private placement warrants	(116,125)	—
Loss in equity method investment	643	696
Non-cash lease expense—operating leases	58	57
Non-cash lease expense—finance leases	71	71
Other	(113)	—
Changes in operating assets and liabilities:
Accounts receivable	(603)	26
Inventories	(1,144)	(961)
Prepaid expenses and other current assets	(7,023)	691
Accounts payable	2,630	853
Accrued expenses	250	441
Interest accrued on notes payable	—	239
Deferred costs	(998)	—
Contract liabilities	857	367
Operating lease liabilities	(60)	(53)
Other, net	(77)	(48)
Net cash used in operating activities	(24,172)	(3,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(281,124)	—
Proceeds from maturities of investments	32,318	—
Proceeds from sales of investments	1,300	—
Equity method investment	(4,000)	—
Capital expenditures	(1,617)	(601)
Net cash used in investing activities	(253,123)	(601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes	—	4,924
Issuance of term notes	—	750
Issuance of common stock	—	1,277
Exercise of stock options	4,681	—
Exercise of stock warrants	21,526	—
Principal portion of finance lease liabilities	(76)	(69)
Net cash provided by financing activities	$26,131	$6,882
(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED) (In thousands)

	Three Months Ended March 31,
	2021	2020
Net change in cash, cash equivalents and restricted cash	$(251,164)	$2,650
Cash, cash equivalents and restricted cash, beginning of period	293,942	1,929
Cash, cash equivalents and restricted cash, end of period	$42,778	$4,579

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$41,278	$3,079
Restricted cash	1,500	1,500
Total cash, cash equivalents and restricted cash	$42,778	$4,579

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$10	$—

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable at the end of period	$86	$588
(Concluded)
See accompanying notes.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Romeo Power, Inc. (f/k/a RMG Acquisition Corp.) was originally incorporated under the name RMG Acquisition Corp. (“RMG”) as a blank check company incorporated in Delaware on October 22, 2018 for the purpose of effecting a merger, capital stock-exchange, asset acquisition, share purchase, reorganization, or similar business combination.
On October 5, 2020, RMG and RMG Merger Sub, Inc. a Delaware corporation and a wholly owned subsidiary of RMG (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Romeo Systems, Inc., a Delaware corporation (“Legacy Romeo”). On December 29, 2020, pursuant to the terms of the Merger Agreement, the business combination with Legacy Romeo was effected through the merger of Merger Sub with and into Legacy Romeo, with Legacy Romeo continuing as the surviving company and as our wholly owned subsidiary (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). Upon the closing of the Business Combination, we changed our name to Romeo Power, Inc.
Romeo Power, Inc. designs, engineers, and manufactures lithium ion cylindrical battery packs for electric vehicles and energy storage solutions, with a focus on battery innovation, functionality, energy density, safety, and performance. We are headquartered in Vernon, California.
Unless the context otherwise requires, “Romeo,” the “Company,” “we,” “us,” or “our” refers to the combined company and its subsidiaries following the Business Combination and “Legacy Romeo” refers to Romeo Systems, Inc.
In 2019, Legacy Romeo and BorgWarner, Inc. (“BorgWarner”) formed BorgWarner Romeo Power LLC (the “Joint Venture”) of which we own 40%. The Joint Venture is intended to accelerate our reach into international regions in a capital efficient way. As a result, we manage our operations to focus on both this specific production and our core operations.
Basis of Presentation—The Business Combination was accounted for as a reverse recapitalization (the “Recapitalization Transaction”) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. For accounting and financial reporting purposes, Legacy Romeo was considered the acquirer based on facts and circumstances, including the following:
•    Legacy Romeo’s former stockholders hold a majority ownership interest in the combined company;
•    Legacy Romeo’s senior management team became the senior management of the combined company;
•    Legacy Romeo was the larger of the companies based on historical operating activity and employee base; and
•    Legacy Romeo’s operations comprise the ongoing operations of the combined company.

Accordingly, all historical financial information presented in these condensed consolidated financial statements represents the accounts of Legacy Romeo and its wholly owned subsidiaries “as if” Legacy Romeo is the predecessor and legal successor. The historical operations of Legacy Romeo are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Legacy Romeo prior to the Business Combination; (ii) the combined results of RMG and Legacy Romeo following the Business Combination on December 29, 2020; and (iii) RMG’s equity structure for all periods presented. No step-up basis of RMG’s assets and liabilities and no intangible assets or goodwill were recorded in connection with the Business Combination transaction consistent with the treatment of the transaction as a reverse recapitalization.

In connection with the Business Combination each share of Legacy Romeo common stock and preferred stock issued and outstanding immediately prior to the Business Combination (with each share of Legacy Romeo preferred stock being treated as if it were converted into Legacy Romeo common stock immediately prior to the Business Combination) converted into the right to receive 0.121730 shares (the “Exchange Ratio”) of common stock, par value $0.0001 (the “Common Stock”). The recapitalization of the number of shares of Common Stock attributable to Legacy Romeo is reflected retroactively to the earliest period presented based upon the Exchange Ratio and is utilized for calculating earnings per share in all prior periods presented.

The accompanying condensed consolidated financial statements include the results of Romeo Power, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated and the effect of variable interest entities have been considered in the consolidation.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Unaudited Interim Financial Information—The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q, and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the period. These results are not necessarily indicative of results for any other interim period or for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the SEC. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 15, 2021 (the “2020 Form 10-K”).

Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. Actual amounts could differ from these estimates. The condensed consolidated financial statements have been prepared under the assumption that Romeo will continue as a going concern.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as described below, no material changes have been made to our significant accounting policies disclosed in Note 2 of the notes to consolidated financial statements in Part II, Item 8 of the 2020 Form 10-K.
Available-for-Sale Debt Investments — We classify our investments in fixed income debt securities as available-for-sale debt investments. Our available-for-sale debt investments primarily consist of U.S. government securities, municipal securities, corporate debt, commercial paper, and U.S. agency mortgage-backed securities. These available-for-sale debt investments are primarily held in the custody of a major financial institution. These investments are reported on the condensed consolidated balance sheets at fair value. Unrealized gains and losses on these investments, to the extent the investments are unhedged, are included as a separate component of accumulated other comprehensive loss, net of tax. A specific identification method is used to determine the cost basis of available-for-sale debt investments and any realized gains or losses when sold. We classify our investments as current based on the nature of the investments and their availability for use in current operations.
Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, ASC subtopic 825-10, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which revised an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. This accounting guidance also amended certain disclosure requirements associated with the fair value of financial instruments. Under ASU No. 2016-01, entities must measure certain equity investments at fair value and recognize any changes in fair value in net income, unless the investments qualify for a new practicality exception. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We adopted the standard on January 1, 2021, when we began making significant investments in available-for-sale debt securities and formulating a company investment policy to support the use and management of the proceeds from the Business Combination.

In December 2019, the FASB issued ASU No. 2019-12, ASC 740, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The guidance is effective for all public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption is also permitted. We adopted the standard on January 1, 2021 and the adoption of the new guidance does not have a material impact on our financial position, operating results or cash flows.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other recently issued accounting updates are either not expected to have a material impact or are not relevant to our condensed consolidated financial statements.

3.    REVENUES
Contract Liabilities—Contract liabilities in the accompanying condensed consolidated balance sheets relate to payments received in advance of satisfying performance obligations under our contracts and are realized when the associated revenue is recognized under the contracts. During the three months ended March 31, 2021, changes in contract liabilities were as follows (in thousands):

Three Months Ended March 31, 2021
Beginning balance	$815
Revenues recognized	(926)
Increase due to billings	1,783
Ending balance	$1,672

Contract liabilities are earned as services and prototypes are transferred to the customer. The remaining contract liability balance as of March 31, 2021 is expected to be earned and recognized as revenue within the next twelve months.
As of March 31, 2021, we had executed certain contracts with customers to deliver specific battery packs, modules, and battery management system and software services. These contracts contain minimum quantity purchase requirements that are non-cancellable (other than for a breach by Romeo), and we have enforceable rights to pursue payments due under these contracts under make-whole provisions, or through customary remedies for breach of contract if the minimum quantities are not ordered. As of March 31, 2021, we had $555.1 million of unsatisfied performance obligations related to minimum quantity purchase commitments included in these contracts. For $311.9 million out of the $555.1 million of unsatisfied performance obligations related to minimum quantity purchase commitments, if the customers do not follow through on their minimum purchase commitments, we would receive a maximum of $292.5 million under certain make-whole provisions included in these contracts. For the remaining $243.2 million of unsatisfied performance obligations related to minimum quantity purchase commitments included in these contracts, if the customers do not follow through on their minimum purchase commitments, we would seek damages through customary remedies for breach of contract. Of the $555.1 million of unsatisfied performance obligations as of March 31, 2021, $23.4 million is expected to be satisfied during the fiscal year ending December 31, 2021, $442.4 million is expected to be satisfied during our fiscal years ending December 31, 2022 and 2023, and the remaining $89.3 million is expected to be satisfied thereafter. This backlog includes the total value of our existing customer contracts and includes products that are within the scope of the license granted to the Joint Venture, based on the types of customer vehicles in which the products will be used. To the extent that those product deliveries are fulfilled by the Joint Venture, or pursuant to an agreement with the Joint Venture, we may not recognize the full amount of such contracted backlog as revenue. The realization and timing of the recognition of our backlog is dependent, among other things, on our ability to obtain and secure a steady supply of battery cells from our suppliers as well as our ability to meet the acceptance requirements in contracts, such as design and quality tests. In addition, these amounts exclude any potential adjustments for variable consideration which could arise from provisions in our contracts where the price for a product or service can change based on future events. Based on practical expedient elections permitted by ASC 606, Revenue from Contracts with Customers, the Company does not disclose the value of unsatisfied performance obligations for variable consideration that is allocated entirely to a wholly unsatisfied performance obligation.
Disaggregation of Revenues—We earn revenue through the sale of products and services. Product and service lines are the disaggregation of revenues primarily used by management, as this disaggregation allows for the evaluation of market trends, and certain product lines and services vary in recurring versus non-recurring nature. We do not have any material sales outside of North America.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following tables disaggregate revenues by type of products, services and segment for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021
	Romeo Power	Joint Venture
	North America	Support	Total
Product revenues:
Modules	$91	$—	$91
Packs	250	—	250
Total product revenues	341	—	341
Service revenues:
Non-recurring engineering and prototype	—	—	—
Total service revenues	—	—	—
Related party revenues:
Related party modules	256	—	256
Related party packs	15	—	15
Joint Venture support	—	442	442
Total Related party revenues	271	442	713
Total revenues	$612	$442	$1,054

	Three Months Ended March 31, 2020
	Romeo Power	Joint Venture
	North America	Support	Total
Products: revenues
Modules	$1,588	$—	$1,588
Packs	—	—	—
Total product revenues	1,588	—	1,588
Services: revenues
Non-recurring engineering and prototype	52	—	52
Total service revenues	52	—	52
Related party revenues:
Related Party Module	—	—	—
Related Party Packs	—	—	—
Joint Venture support	—	882	882
Total related party revenues	—	882	882
Total revenues	$1,640	$882	$2,522

The following table disaggregates revenues by when control is transferred for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Point in time	$612	$1,640
Over time	442	882
Total	$1,054	$2,522

4.    INVENTORY

As of March 31, 2021 and December 31, 2020, inventory consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$3,780	$4,064
Work-in-process	1,204	531
Finished goods	705	342
Total inventories	$5,689	$4,937

We write down inventory for obsolete inventory items and when the net realizable value of inventory items is less than their carrying value. During the three months ended March 31, 2021, we recorded a write-down of $0.4 million of inventory in cost of revenues. We did not record any write-downs of inventory in cost of revenues during the three months ended March 31, 2020.

5.    EQUITY METHOD INVESTMENTS

BorgWarner Romeo Power LLC
Legacy Romeo and BorgWarner formed BorgWarner Romeo Power LLC on June 28, 2019. Legacy Romeo and BorgWarner received a 40% interest and 60% interest in the Joint Venture, respectively. Subsequently, Legacy Romeo and BorgWarner agreed to contribute an additional $10.0 million to the Joint Venture which represented funding for 2021 capital needs. In January 2021, we invested $4.0 million in the Joint Venture, which represented our pro rata share of the agreed upon funding.
Heritage Battery Recycling, LLC
On October 2, 2020, we entered into a Battery Recycling Agreement (the “Battery Recycling Arrangement”) with Heritage Battery Recycling, LLC (“HBR”), an affiliate of Heritage Environmental Services, Inc. (“HES”). Under the Battery Recycling Arrangement, HBR has agreed to design, build and operate a system for redeploying, recycling or disposing of lithium-ion batteries (the “System”) to be located at HES’s facility in Arizona. Immediately following the Business Combination on December 29, 2020, we contributed $35.0 million to HBR, a related party to an investor in Legacy Romeo and an investor of $25.0 million in the private placement of shares of Common Stock (the “PIPE Shares”) that were sold in connection with the Business Combination. While the arrangement is in effect, it establishes a strategic arrangement with HES for the collection of our battery packs for recycling, and it gives our customers priority at the recycling facility. We also have agreed to fund, in principal, up to $10.0 million for a pilot program that, if successful, could lead to the purchase of commercial vehicles containing Romeo batteries by HBR’s affiliate. The terms of the pilot program have not yet been finalized and reflected in an executed agreement.
As of March 31, 2021, HBR had not yet begun construction of the battery recycling facility or begun operation of the System. Therefore, during the three months ended March 31, 2021 there are no profits or losses from our equity method investment to be recognized in our condensed consolidated statement of operations and comprehensive income (loss).

6.   PUBLIC AND PRIVATE PLACEMENT WARRANTS

In February 2019, in connection with the RMG initial public offering (the “RMG IPO”), RMG issued 7,666,648 warrants (the “Public Warrants”) to purchase shares of Common Stock at $11.50 per share. Simultaneously with the consummation of the RMG IPO, RMG issued 4,600,000 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Public and Private Placement Warrants”) to purchase shares of Common Stock at $11.50 per share, to RMG Sponsor, LLC (the “Sponsor”), certain funds and accounts managed by subsidiaries of BlackRock, Inc., and certain funds and accounts managed by Alta Fundamental Advisers LLC (together, the “Anchor Investors”).

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
On February 16, 2021, we announced the redemption of all of the outstanding Public Warrants to purchase shares of our Common Stock, that were issued under the Warrant Agreement. All Public Warrants could be exercised until April 5, 2021 to purchase shares of our Common Stock, at the exercise price of $11.50 per share, and any Public Warrants that remained unexercised were voided and no longer exercisable. On April 5, 2021, 7,223,683 Public Warrants were redeemed at the redemption price of $0.01 per Public Warrant. The Company paid Public Warrant holders a total of $72.2 thousand in connection with the redemption.

The Public and Private Placement warrants are recorded as liabilities in our condensed consolidated balance sheets.

7.   STOCK-BASED COMPENSATION

We estimate the grant date fair value of stock options containing only a service condition using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of our Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. Prior to the Business Combination, when there was no public market for Legacy Romeo’s common stock, the fair value of our common stock was estimated with the assistance of an independent third-party valuation firm using a combination of a market and income approach. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected option term of each stock option. We use the simplified method to calculate the expected term. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the stock option. Our volatility is derived from several publicly traded peer companies, due to our limited history as a publicly traded company. The grant date fair value of awards with market conditions is estimated using a Monte Carlo simulation or other appropriate fair value method with the assistance of an independent third-party valuation firm.
Following the Business Combination, the outstanding stock options issued under the 2016 Stock Plan may be exercised (subject to their original vesting, exercise and other terms and conditions) to purchase a number of shares of Common Stock equal to the number of shares of Legacy Romeo common stock subject to such Legacy Romeo options multiplied by the Exchange Ratio (rounded down to the nearest whole share) at an exercise price per share divided by the Exchange Ratio (rounded up to the nearest whole cent). The information presented herein is as if the exchange of stock options and Common Stock occurred as of the earliest period presented.

Time-based awards
During the three months ended March 31, 2021 we did not grant any stock options to employees. During the three months ended March 31, 2021, our employees exercised stock options totaling 836,749 shares for total proceeds of $4.7 million.
The fair value of the time-based stock options granted during the three months ended March 31, 2020 was determined using the following assumptions:

Fair Value Assumptions:	Three Months Ended March 31, 2020
Risk-free interest rate	0.92%
Expected term (in years)	6.5
Expected volatility	60%
Dividend yield	0%
Grant date fair value per share	1.44

Performance and market-based award
In August 2020, we awarded 4,633,978 stock options to our then Chairman and CEO at an exercise price of $6.69 per share. All of the shares covered by such award are subject to time-based, performance and market condition vesting requirements. As of December 29, 2020, the date of the Business Combination, the performance condition was satisfied, and we began recognizing stock-based compensation expense based upon the grant date fair value of the award. We recognize the stock-based compensation expense over the requisite service period, which is from December 29, 2020 through June 28, 2021.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
We estimated the grant date fair value of the award to be $9.6 million, which was determined using a Monte Carlo simulation with the assistance of an independent third-party valuation firm.
The number of shares that will be exercisable, if any, is determined solely by the average of the closing price per share of our Common Stock on each of the five trading days immediately following the expiration of the six-month lockup period assigned to Legacy Romeo stockholders in connection with the Business Combination, which is June 27, 2021. The number of shares that may become exercisable is set forth in the table below:

Average Closing Share Price	Cumulative Number Of Shares
$6.6869 - $8.9452	926,795
$8.9453 - $11.9272	1,853,591
$11.9273 - $14.9092	3,243,781
$14.9093	4,633,978
As of March 31, 2021, the performance and market-based award is not exercisable, and 4,633,978 stock options related to the performance and market-based award were outstanding.
Stock-based compensation expense
During the three months ended March 31, 2021 and 2020, we recognized a total of $6.6 million and $0.3 million, respectively, of stock-based compensation expense related to the vesting of stock options.
The following table summarizes our stock-based compensation expense by line item in the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$121	$33
Research and development	61	—
Selling, general, and administrative	6,371	244
Total	$6,553	$277

8.   INCOME TAXES

Our income tax provision consists of federal and state income taxes. The tax provision for the three months ended March 31, 2021 and 2020 was based on the estimated effective tax rates applicable for the three months ended March 31, 2021 and 2020. The Company’s overall effective tax rate of zero percent is different than the federal statutory tax rate because the Company has established a full valuation allowance against its net deferred income tax assets. As of March 31, 2021, the Company continues to record a full valuation allowance against the deferred tax asset balance as realization was uncertain.

9.   INVESTMENTS

Available-for-sale debt investments

The following table summarizes our available-for-sale debt investment holdings at March 31, 2021 (in thousands):

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$52,018	$4	$(9)	$52,013
Municipal securities	59,160	25	(87)	59,098
Corporate debt securities	69,783	15	(222)	69,576
Asset-backed securities	18,196	1	(12)	18,185
U.S. agency mortgage-backed securities	18,140	—	(31)	18,109
Commercial paper	24,222	13	—	24,235
Certificates of deposit	5,000	—	(1)	4,999
Total (1)	$246,519	$58	$(362)	$246,215

(1) There were no unsettled sales of available-for-sale debt investments at March 31, 2021.

The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in thousands):

Three Months Ended March 31, 2021
Gross realized gains	$34
Gross realized losses	(72)
Gross realized loss, net	$(38)

The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at March 31, 2021 (in thousands):

	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$20,998	$(9)	$—	$—	$20,998	$(9)
Municipal securities	37,691	(87)	—	—	37,691	(87)
Corporate debt securities	66,561	(222)	—	—	66,561	(222)
Asset-backed securities	14,934	(12)	—	—	14,934	(12)
U.S. agency mortgage-backed securities	18,109	(31)	—	—	18,109	(31)
Certificates of deposit	4,999	(1)	—	—	4,999	(1)
Total	$163,292	$(362)	$—	$—	$163,292	$(362)

The following table summarizes the maturities of our available-for-sale debt investments at March 31, 2021 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$94,989	$94,998
1 year through 5 years	133,390	133,108
Mortgage-backed securities with no single maturity	18,140	18,109
Total	$246,519	$246,215

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
10.   FAIR VALUE

Fair Value of Financial Instruments — The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and establishes the disclosure requirements regarding fair value measurements. Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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
Our available-for-sale debt investments are measured at fair value on a recurring basis, consisting of investment grade high quality fixed income assets, which are priced using quoted market prices for similar instruments or unbinding market prices that are corroborated by observable market data.

The Public and Private Placement Warrants are measured at fair value on a recurring basis. We will continue to adjust these liabilities for changes in the fair value of the Public and Private Placement Warrants until the warrants are exercised, redeemed or cancelled. Prior to the redemption of the Public Warrants on April 5, 2021, the Public Warrants were traded on the NYSE and were recorded at fair value using the closing stock price as of the measurement date, which represents a Level 1 fair value measurement.
The fair value of the Private Placement Warrants is established using both Level 1 and Level 2 inputs and determined using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of our Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Common Stock is considered a Level 1 input as our Common Stock is freely traded on the NYSE. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Private Placement Warrants, which is 4.75 years. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the warrant. Our volatility is derived from several publicly traded peer companies.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
As of March 31, 2021 and December 31, 2020, assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$19,000	$19,000	$—	$—
Available-for-sale debt investments:
U.S. government securities	52,013	—	52,013	—
Municipal securities	59,098	—	59,098	—
Corporate debt securities	69,576	—	69,576	—
Asset-backed securities	18,185	—	18,185	—
U.S. agency mortgage-backed securities	18,109	—	18,109	—
Commercial paper	24,235	—	24,235	—
Certificates of deposit	4,999	—	4,999	—
Total	$265,215	$19,000	$246,215	$—

Financial Liabilities:
Public Warrants	$1,337	$1,337	$—	$—
Private Placement Warrants	10,584	—	10,584	—
Total	$11,921	$1,337	$10,584	$—

	December 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
U.S. Treasury Bills	$16,000	$16,000	$—	$—
Total	$16,000	$16,000	$—	$—

Financial liabilities:
Public Warrants	$71,453	$71,453	$—	$—
Private Placement Warrants	67,013	—	67,013	—
Total	$138,466	$71,453	$67,013	$—

The key assumptions used to determine the fair value of the Private Placement Warrants as of March 31, 2021 and December 31, 2020 using the Black-Scholes model were as follows:

Fair Value Assumptions	March 31, 2021	December 31, 2020
Risk-free interest rate	0.85%	0.17%
Expected term (in years)	4.75	5
Expected volatility	58%	57%
Dividend yield	—	—
Fair value of common stock	$8.33	$22.49

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
11.   NET INCOME (LOSS) PER SHARE

The basic and diluted net income (loss) per share is computed by dividing our net income or net loss by the weighted average shares outstanding during the period. The calculation of basic and diluted net income (loss) per share for the three months ended March 31, 2021 and 2020 is presented below (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$90,012	$(6,769)

Weighted average common shares outstanding – basic	128,788,715	74,647,985
Dilutive effect of potentially issuable shares	7,023,982	—
Weighted average common shares outstanding – diluted	135,812,697	74,647,985

Basic net income (loss) per share	$0.70	$(0.09)
Diluted net income (loss) per share	$0.66	$(0.09)

Potentially dilutive shares that were considered in the determination of diluted net income (loss) per share include stock options and warrants to purchase our Common Stock. Antidilutive shares excluded from the calculation of diluted net income (loss) per share were 11,277,997 and 22,196,804 as of March 31, 2021 and 2020, respectively. As the inclusion of common stock share equivalents in the calculation of diluted loss per share would be anti-dilutive for the three months ended March 31, 2020, diluted net loss per share was the same as basic net loss per share.

12.   SEGMENTS

We have two operating segments, which are also reportable segments. Our reportable segments are determined and presented based on how information is used by our Chief Operating Decision Maker (“CODM”), which is collectively a senior leadership team consisting of two individuals, to measure performance and allocate resources. These reportable segments are Romeo Power North America and Joint Venture Support. The activities of our Romeo Power North America reportable segment include the research, design, development, and manufacture of electrical power systems for commercial vehicles (Class 6-8: trucks and buses) in the North American market. Our Joint Venture Support reportable segment provides design, research and development, and other engineering related services exclusively to the Joint Venture.
The CODM evaluates and monitors segment performance primarily based upon segment sales and gross profit. Asset information has not been separately disclosed for the segments, as this information is not regularly reported to CODM for purposes of the allocation of resources to our segments or assessing segment performance.
Net revenues and gross profit (loss) from each of our reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net revenues:
Romeo Power North America	$612	$1,640
Joint Venture Support	442	882
Total net revenues	$1,054	$2,522
Gross loss:
Romeo Power North America	$(3,826)	$(1,242)
Joint Venture Support	53	132
Total gross loss	$(3,773)	$(1,110)

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
All of our revenues (based on location of customer) and long-lived assets were within North America for the three months ended March 31, 2021 and 2020.

13.   TRANSACTIONS WITH RELATED PARTIES

Transactions with BorgWarner and the Joint Venture — In connection with Legacy Romeo’s investment in the Joint Venture formed on June 28, 2019 (Note 5), Legacy Romeo entered into a services agreement to provide various professional services to the Joint Venture. We have also sold certain products directly to a subsidiary of BorgWarner. Revenue earned for services rendered to the Joint Venture and products sold to BorgWarner during the three months ended March 31, 2021 and 2020 was $0.7 million and $0.9 million, respectively.
Transactions with Heritage Environmental Services and its related parties — On October 2, 2020, we entered into the Battery Recycling Arrangement with HBR, an affiliate of HES, a related party to an investor in Legacy Romeo and an investor of $25.0 million in the PIPE Shares. Immediately following the Business Combination on December 29, 2020, we contributed $35.0 million to HBR. See Note 5, Equity Method Investments for additional information relating to our contribution to HBR.
In connection with the Battery Recycling Arrangement, we also agreed to fund up to $10.0 million to purchase ten battery electric vehicle (“BEV”) trucks and the charging infrastructure for a one-year pilot program to determine the feasibility of transitioning HES’s or its affiliates’ fleet of trucks from diesel powered vehicles to BEVs. If such pilot program is successful, the parties would enter into an agreement for the procurement through us of at least 500 BEVs on terms acceptable to HBR, HES and us. The participants in the pilot program have been selected, and the parties are beginning to work towards an agreement to fund and support the pilot program.

Transactions with Michael Patterson and related parties — On April 15, 2021, Michael Patterson’s employment with Romeo ended, and we entered into a consulting agreement with him for services to be provided through the end of 2021. On May 5, 2021, we signed a non-binding Memorandum of Understanding with Crane Carrier Company (“CCC”) to explore the terms of a potential commercial relationship in which we would supply batteries to CCC for its electric refuse trucks. CCC was recently acquired by Battle Motors, a company founded by Michael Patterson, and Mr. Patterson is the Chief Executive Officer of both CCC and Battle Motors.

14.   COMMITMENTS AND CONTINGENCIES

Litigation — We are subject to certain claims and legal matters that arise in the normal course of business. Management does not expect any such claims and legal actions to have a material adverse effect on our financial position, results of operations or liquidity, except the following:
A police officer was injured as a result of an automobile accident resulting from an intoxicated Legacy Romeo employee driving following his departure from a 2017 company holiday party that occurred after hours and not on our premises. We terminated the employee’s employment shortly after the incident occurred. This matter resulted in a personal injury lawsuit (Chelico et al. v. Romeo Systems, Inc., et al., Case # 18STCV04589, Los Angeles County), for which we are a named defendant. In July 2020, we settled this matter in principle and agreed to pay a settlement of $6.0 million. Our business and umbrella insurance carriers have agreed to cover the cost of damages owed. As a result, we accrued $6.0 million as a legal settlement payable with a corresponding insurance receivable for $6.0 million as of March 31, 2021 and December 31, 2020.

In October 2020, a wage-and-hour class action was filed in Los Angeles Superior Court on behalf of all current and former non-exempt employees in California from October 2016 to present. The allegations include meal and rest period violations and various related claims. The case is currently stayed pending mediation, which was continued to July 2021. We intend to defend ourselves against these claims and the possible range of loss, if any, cannot currently be estimated.

On April 16, 2021, plaintiff Travis Nichols filed a class action complaint (the “Nichols Complaint”) against Romeo, in the U.S. District Court for the Southern District of New York. The Nichols Complaint alleges that defendants made false and misleading statements regarding the supply of battery cells, which are components of Romeo’s products, and the Company’s ability to meet customer demand and achieve its revenue forecast for 2021. The relief sought includes money damages, reimbursement of expenses, and equitable relief. The court has scheduled a hearing for July 15, 2021 to consider motions for lead plaintiff appointment. We intend to defend ourselves against these claims and the possible range of loss, if any, cannot currently be estimated.

On May 6, 2021, plaintiff Victor J. Toner filed a second class action complaint (the “Toner Complaint”) against Romeo, in the U.S. District Court for the Southern District of New York. The allegations in the Toner Complaint are substantially similar to the allegations in the Nichols complaint. The relief sought includes money damages, reimbursement of expenses, and equitable relief. We intend to defend ourselves against these claims and the possible range of loss, if any, cannot currently be estimated.

15.   CONCENTRATION OF RISK

Customer Concentration and Accounts Receivable

We had certain customers whose revenue individually represented 10% or more of our total revenue, or whose accounts receivable balances individually represented 10% or more of our total accounts receivable, as follows:
For the three months ended March 31, 2021, total revenue recognized included 26% from one major customer, 22% from a second major customer, and 42% from the Joint Venture engineering services, representing 90% of our total revenue. For the three months ended March 31, 2020, total revenue recognized included 62% from one major customer, and 35% from the Joint Venture engineering services, representing 97% of our total revenue.
As of December 31, 2020, our total reported accounts receivable balance included 13% from one major customer, 13% from another major customer and 44% from the Joint Venture engineering services account, representing 70% of our total accounts receivable.
The Joint Venture engineering services account is included in the Joint Venture Support operating segment. The remaining major customers identified are customers of the Romeo Power North America operating segment.

Supplier Concentration

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our battery modules and packs, such as battery cells, electrical components, electromechanical components, mechanical components and enclosure materials. Some of the components used in our battery modules and packs are purchased by us from single sources. While we believe that we may be able to establish alternative supply relationships and can obtain or engineer replacement components for our single-sourced components, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, financial condition, operating results, and future prospects. Furthermore, in certain cases, the establishment of an alternative supply relationship could require us to visit a new supplier’s facilities in order to qualify the supplier and perform supplier quality audits, and, over the past 12 months, our ability to travel and qualify new suppliers has been directly impacted by COVID-19. During the three months ended March 31, 2021, three third-party suppliers of key single-sourced components and materials used in our battery modules and packs represented 21% of our total purchases during the period. One of these third-party suppliers represented 17% of our total purchases during the period.

We are dependent on the continued supply of battery cells for our products, and we will require substantially more cells to grow our business according to our plans. Currently, the overall supply of battery cells that we utilize in our manufacturing process has been stressed by high market demand. We currently purchase our cylindrical battery cells from two Tier 1 cylindrical battery cell suppliers, whose cells are qualified for use in electric vehicle (“EV”) applications. To date, we have only fully qualified a very limited number of additional suppliers and have limited flexibility in changing battery cell suppliers, though we are actively engaged in activities to qualify additional battery cell suppliers for use in EV applications. During the three months ended March 31, 2021, 26% of our total purchases were for battery cells, of which 96% of the battery cell purchases were concentrated with two Tier 1 suppliers. We may purchase our battery cells either directly from the cell supplier or through a distributor.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
16.   SUBSEQUENT EVENTS

On February 16, 2021, we announced the redemption of all the outstanding Public Warrants to purchase shares of our Common Stock, that were issued under the Warrant Agreement, dated February 7, 2019, by and between RMG and American Stock Transfer & Trust Company, LLC, as warrant agent, as part of the units sold in the initial public offering of RMG. All Public Warrants could be exercised until April 5, 2021 to purchase shares of our Common Stock, at the exercise price of $11.50 per share and any Public Warrants that remained unexercised were voided and no longer exercisable. On April 5, 2021, 7,223,683 Public Warrants were redeemed at the redemption price of $0.01 per Public Warrant. The Company paid Public Warrant holders a total of $72.2 thousand in connection with the redemption.
On April 6, 2021, we announced a long-term supply agreement with Paccar, Inc. (“PACCAR”). Under the agreement we will be a battery supplier for Peterbilt 579 and 520 BEVs in the United States and Canada through 2025. The start of production is anticipated to begin after 2021. In connection with the long-term supply agreement, we agreed to issue PACCAR 650,000 shares of our Common Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to the “Company,” “Romeo,” “we,” “us,” “our” and similar terms refer to Romeo Power, Inc. (f/k/a RMG Acquisition Corp.) and its consolidated subsidiaries. References to “RMG” refer to RMG Acquisition Corp. prior to the consummation of the Business Combination (as defined below).
Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “contemplate,” “intend,” “believe,” “estimate,” “continue,” “goal,” “project” or the negative of such terms or other similar terms. These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

•risks that we are unsuccessful in integrating potential acquired businesses and product lines;
•risks of decreased revenues due to pricing pressures;
•risks that our products and services fail to interoperate with third-party systems;
•potential unavailability of third-party technology, battery cells, components or other raw materials that we use in our products;
•potential disruption of our products, offerings, and networks;
•our ability to deliver products and services following a disaster or business continuity event;
•risks resulting from our international operations;
•risks related to strategic alliances, such as our joint venture with BorgWarner (the “BorgWarner JV”);
•potential unauthorized use of our products and technology by third parties;
•potential impairment charges related to identified intangible assets and fixed assets;
•changes in applicable laws or regulations;
•potential failure to comply with privacy and information security regulations governing the client datasets we process and store;
•the possibility that the novel coronavirus (“COVID-19”) pandemic may adversely affect our future results of operations, financial position and cash flows; and
•the possibility that we may be adversely affected by other economic, business or competitive factors.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”). If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.
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

We expect our capital and operating expenditures to increase significantly in connection with our ongoing activities, as the Company:

•purchases production equipment and increases the number of production lines used to manufacture its products;
•commercializes products;
•continues to invest in research and development related to new technologies;
•commits to long-term supply agreements with cell suppliers that may require substantial advance payment;
•increases its investment in marketing and advertising, as well as the sales and distribution infrastructure for its products and services;
•maintains and improves operational, financial, and management information systems;
•hires additional personnel;
•obtains, maintains, expands, and protects its intellectual property portfolio; and
•enhances internal functions to support its future state as a publicly-traded company.
Comparability of Financial Information

Our results of operations and reported assets and liabilities may not be comparable between periods as a result of the Business Combination and becoming a public company. As a consequence of the Business Combination, we became a New York Stock Exchange (“NYSE”) listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors' and officers' liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance, and legal fees.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors” in the 2020 Form 10-K.
COVID-19 Pandemic Update
On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a pandemic. In addition to existing travel restrictions, some locales may impose prolonged quarantines and further restrict travel, which may significantly impact the ability of our employees to get to their places of work to produce products, may make it such that we are unable to obtain sufficient components or raw materials and component parts on a timely basis or at a cost-effective price, or may significantly hamper our products from moving through the supply chain. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring some employees to work remotely and implementing social distancing protocols for all work conducted onsite. We have suspended non-essential travel worldwide for employees, and we are discouraging employee attendance at other gatherings.
Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion and intermittent supplier delays. To date, COVID-19 has had a limited adverse impact on our operations, supply chains, and distribution systems, but has resulted in higher cost of raw materials than previously expected. Our efforts to qualify new suppliers, particularly in Asia, have been postponed indefinitely, which delay has required us to continue using higher cost components for our products. Because of travel restrictions, we are unable to visit many prospective customers in person, which could delay the sales conversion cycle. Due to these precautionary measures and resulting global economic impacts, we may experience significant and unpredictable reductions in demand for certain of our products. The degree and duration of disruptions to future business activity are unknown at this time. Ultimately, we cannot predict the duration of the COVID-19 pandemic. We will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements and deploy our production, workforce and other resources accordingly.

Global Battery Cell Shortage
The cost of battery cells charged by our suppliers, depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. Costs for these raw materials have increased due to higher production costs and demand surges in the electric vehicle (“EV”) market. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand, including as a result of increased global production of electric vehicles and energy storage products. A rise in the number of EV start-up companies in the United States that received substantial funding pursuant to capital markets transactions via mergers with special purpose acquisition companies (SPACs) in 2020 has contributed to increases in demand. Any reduced availability of these materials may impact our access to cells, and any increases in their prices may reduce our profitability if we cannot recoup the increased costs through the pricing of our products or services. The availability and price of cylindrical cells is particularly sensitive to the demand surge, since most of the pouch and prismatic cell supply has been allocated previously, in some cases several years in advance.
Our current products are designed around cylindrical cells because such cells allow for optimal energy density, longest life, and highest level of safety. There are only three battery cell suppliers for cylindrical cells (“Tier 1 Suppliers”) whose cells are qualified for use in EV applications because of their superior quality, performance, and safety standards. Other battery cell suppliers, with performing cylindrical cells, are emerging as potentially suited for qualification. We are conducting our rigorous qualification and validation process on these cell supplier opportunities in order to introduce more cell options into our product, without sacrificing necessary performance and safety. Increased demand for electric vehicles globally has outpaced the cell production capacity of the Tier 1 Suppliers. While the Tier 1 Suppliers are increasing their output capacity in Asia and in the United States, electric vehicle battery pack manufacturers are competing for a severely limited supply of battery cells in the short and medium term. As a result of the increased demand and higher raw material costs, battery cell pricing has increased for cell purchases between 2021 and 2023. Pricing indications from our cell suppliers indicate demand will start to stabilize in 2023.
Key Components of Operating Results
The following discussion describes certain line items in our condensed consolidated statements of operations and comprehensive income (loss).
Revenues
We primarily generate revenues from the sale of battery modules, battery packs, and BMS, as well as the performance of engineering services, inclusive of the development of prototypes. Revenues generated from the sale of our battery modules, battery packs, and BMS under standard production contracts are presented as product revenue in our condensed consolidated statements of operations and comprehensive income (loss). Revenues generated from the production of prototypes are included in services revenue in our condensed consolidated statements of operations and comprehensive income (loss), when prototypes are developed as a part of broader engineering services contracts, which are commonly entered into prior to signing a full production contract with a customer. Related party revenues primarily relate to revenues earned for engineering services provided to the BorgWarner JV in 2020, but also include module and pack sales to related parties beginning in 2021.
Cost of Revenues and Gross Loss
Cost of revenues are comprised primarily of product costs, personnel costs (e.g., for production line and production management employees), logistics and freight costs, and depreciation and amortization of manufacturing and test equipment. Our product costs are impacted by technological innovations, such as advances in battery controls and battery configurations, new product introductions, economies of scale that result in lower component costs, and improvements in and automation of our production processes.
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

Research and Development Expense
Research and development expense includes personnel-related costs, third-party design and development costs, testing and evaluation costs, and other indirect costs. Research and development employees are primarily engaged in the design and development of cell science design and engineering, modular technology and electro-mechanical engineering, thermal engineering, and BMS engineering. We devote substantial resources to research and development programs that focus on both enhancements to, and cost efficiencies in, existing products and the timely development of new products that utilize technological innovation to drive down product costs, improve product functionality, and enhance product safety and reliability. We intend to continue to invest appropriate resources in research and development efforts, as we believe this investment is critical to maintaining and strengthening our competitive position.
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
General and administrative expense includes personnel-related costs attributable to our executive, finance, human resources, and information technology organizations; certain facility costs; and fees for professional services. Fees for professional services consist primarily of outside legal and accounting, audit and tax costs.
Interest Expense
Interest expense during the three months ended March 31, 2020, primarily consisted of interest incurred under Legacy Romeo’s outstanding notes. As Legacy Romeo’s outstanding notes were converted into our Common Stock or extinguished upon consummation of the Business Combination, we do not expect to incur material interest expense subsequent to the Business Combination.
Interest Income
Interest income includes interest earned on our cash and cash equivalents balances and available-for-sale debt investments.
Change in Fair Value of Public and Private Placement Warrants
In February 2019, RMG issued 7,666,648 warrants (the “Public Warrants”) to purchase shares of Common Stock at $11.50 per share. Simultaneously, RMG issued 4,600,000 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Public and Private Placement Warrants”) to purchase shares of Common Stock at $11.50 per share to RMG Sponsor, LLC, certain funds and accounts managed by subsidiaries of BlackRock, Inc., and certain funds and accounts managed by Alta Fundamental Advisers LLC. The Company re-measures the fair value of the Public and Private Placement Warrants at each reporting period. The decrease in the fair value of the Public and Private Placement Warrants was primarily due to the decreases in the trading price of our Common Stock and the Public Warrants over the period.
On February 16, 2021, we announced the redemption of all of the outstanding Public Warrants to purchase shares of our Common Stock. The Public Warrants were issued under the Warrant Agreement, dated February 7, 2019, by and between RMG and American Stock Transfer & Trust Company, LLC, as warrant agent, as part of the units sold in the initial public offering of RMG. All Public Warrants could be exercised until April 5, 2021 to purchase shares of our Common Stock, at the exercise price of $11.50 per share and any Public Warrants that remained unexercised were voided and no longer exercisable. On April 5, 2021, 7,223,683 Public Warrants were redeemed at the redemption price of $0.01 per Public Warrant. The Company paid Public Warrant holders a total of $72.2 thousand in connection with the redemption.

Loss in Equity Method Investments
Loss in equity method investments reflects the recognition of our proportional share of the net losses of our equity method investments. For the three months ended March 31, 2021 and 2020, these losses relate to the BorgWarner JV, in which we hold a 40% ownership interest.
Provision for Income Taxes

For the periods presented, provision for income taxes primarily consists of franchise and other state and local taxes, as we are currently incurring losses and have recorded a valuation allowance against our net deferred income tax assets.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
REVENUES:	(dollars in thousands)
Product revenues	$341	$1,588	$(1,247)	(78.5)%
Service revenues	—	52	(52)	(100.0)%
Related party revenues	713	882	(169)	(19.2)%
Total revenues	1,054	2,522	(1,468)	(58.2)%
COST OF REVENUES:
Product cost	4,238	2,729	1,509	55.3%
Service cost	—	153	(153)	(100.0)%
Related party cost	589	750	(161)	(21.5)%
Total cost of revenues	4,827	3,632	1,195	32.9%
GROSS LOSS	(3,773)	(1,110)	(2,663)	239.9%
OPERATING EXPENSES:
Research and development	3,771	1,802	1,969	109.3%
Selling, general, and administrative	17,999	2,907	15,092	519.2%
Total operating expenses	21,770	4,709	17,061	362.3%
OPERATING LOSS	(25,543)	(5,819)	(19,724)	339.0%
Interest expense	(7)	(254)	247	(97.2)%
Interest income	90	—	90	NM
Change in fair value of public and private placement warrants	116,125	—	116,125	NM
INCOME (LOSS) BEFORE INCOME TAXES AND LOSS IN EQUITY METHOD INVESTMENTS	90,665	(6,073)	96,738	NM
Loss in equity method investments	(643)	(696)	53	(7.6)%
Provision for income taxes	(10)	—	(10)	NM
NET INCOME (LOSS)	$90,012	$(6,769)	$96,781	NM
NM = Not meaningful

Revenues

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Product revenues	$341	$1,588
% of total revenues	32.4%	63.0%

Service revenues	—	52
% of total revenues	—%	2.1%

Related party revenues	713	882
% of total revenues	67.6%	35.0%

Total revenues	$1,054	$2,522

Product revenues
Product revenues decreased approximately $1.2 million, or 78.5%, for the three months ended March 31, 2021, as compared to product revenues for the same period in the prior year. The decrease in product revenues relates to decreased deliveries of commercial vehicle products following the completion of a supply contract in April 2020, where 78.2% of the product revenue was recognized as deliveries occurred during the three months ended March 31, 2020. This decrease, was partially offset by two new supply contracts that commenced during the three months ended March 31, 2021, from which revenue is expected to continue through our fiscal years ending December 31, 2022 and December 31, 2024. During the three months ended March 31, 2021 the average selling prices per unit did not have a significant impact on revenues, as compared to the same period in the prior year.
The decrease in our commercial vehicle pack and module production and delivery activity is expected to be offset as we increase delivery on the two new contracts that were started in 2021. Additionally, we continue to produce against an engineering and prototype development agreement, as subsequently discussed. The current engineering and prototype agreement is the precursor to a sizeable future product supply agreement, for which product deliveries and revenues are expected to begin to be recognized towards the completion of our fiscal year ending December 31, 2021.
We expect to report lower product revenues until we begin to produce and deliver modules and packs at greater scale in accordance with our more recently signed customer supply contracts, certain of which provide for minimum take or pay order commitments. Minimum quantity commitments related to contracts signed through March of 2021 exceed $555.1 million of backlog. While the delivery of modules and packs and recognition of the associated product revenues under certain of these supply contracts will not commence until after completion of the delivery of engineering and prototype services, we expect to recognize approximately $23.4 million of this backlog revenue during the remainder of our fiscal year ending December 31, 2021.
Service revenues
Service revenues decreased approximately $0.1 million, or 100%, for the three months ended March 31, 2021, as compared to service revenues for the same period in the prior year. The decrease is related to the timing of deliveries against engineering and prototype contracts, for which revenue is deferred until all engineering services are complete and all prototypes have been delivered. During the three months ended March 31, 2021, we deferred approximately $1.0 million of service revenues in accordance with our accounting policy, pursuant to which we recognize revenue at the point in time the final developed prototype is delivered.
Related party revenues
Related party revenues decreased approximately $0.2 million, or 19.2%, for the three months ended March 31, 2021, as compared to related party revenues for the same period in the prior year. During the three months ended March 31, 2021, we provided $0.4 million of engineering labor services to the BorgWarner JV compared to $0.9 million for the same period in the prior year. The decline in related party revenues attributable to engineering services provided to the BorgWarnerJV was partially offset, as during the three months ended March 31, 2021, we generated related party revenue of $0.3 million from first time related party module and pack sales.
Cost of Revenues

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Cost of revenues – product cost	$4,238	$2,729
% of cost of revenues	87.8%	75.1%

Cost of revenues – service cost	—	153
% of cost of revenues	—%	4.2%

Cost of revenues – related party cost	589	750
% of cost of revenues	12.2%	20.6%

Total cost of revenues	$4,827	$3,632

Cost of revenues – product cost
Cost of revenues associated with product revenues increased approximately $1.5 million, or 55.3%, for the three months ended March 31, 2021, as compared to cost of revenues associated with product revenues for the same period in the prior year. Our costs of product revenue increased, despite lower product sales, as we incur certain minimum fixed overhead and production labor personnel costs. On a period-over-period basis, labor costs attributable to production-related personnel increased $0.7 million, as we have significantly increased the total headcount of production-related personnel as compared to the same period of the prior year, as we are currently preparing for the commencement of production under our more recently signed larger supply contracts. In addition, a portion of the increase in product costs of sales can be attributed to material costs, including material cost variances. The increase in material costs is also partially attributable to preparation for the late 2021 production of commercial vehicle products under more recently signed supply contracts, including the impact of pre-purchasing some key components at higher than standard costs due to increasing scarcity. We expect the latter half of fiscal year 2021 to reflect a significant shift in the concentration of our plant’s production activities away from the manufacturing of prototypes under significant engineering and prototype service contracts entered into during 2020.
In addition to the significant increase in labor and material costs partially triggered by actions taken in anticipation of higher module and pack production under supply contracts later in the year, a $0.4 million increase in expense resulted from the write-down of excess and obsolete inventory primarily due to obsolescence of certain raw materials and work-in-progress as a result of technological advances and excess inventory from final purchase orders differing from our estimates. Expense attributable to inventory write-downs totaled approximately $0.4 million for the three months ended March 31, 2021, as compared to zero for the same period in the prior year.
Overhead costs remained consistent period over period. A significant portion of the overhead costs that we incurred in both periods include facility rent, utilities, and depreciation of manufacturing equipment and tooling, which are fixed in nature and allocated between product and service costs based on production levels. Accordingly, these costs are still incurred when we experience a reduction in production volume. As manufacturing activities under our supply contracts increase to a normalized production volume, we expect our fixed and semi-fixed overhead costs to be absorbed through the production of our modules and packs.
Cost of revenues – service cost
Cost of revenues associated with service revenues decreased approximately $0.2 million, or 100%, for the three months ended March 31, 2021, as compared to cost of revenues associated with service revenues for the same period in the prior year. The decrease is related to the timing of deliveries against engineering and prototype contracts for which revenue and costs are deferred until all engineering services are complete and all prototypes have been delivered. During the three months ended March 31, 2021, we deferred approximately $1.0 million of cost of revenues associated with service revenues in accordance with our accounting policy, pursuant to which we recognize revenue and costs at the point in time the final developed prototype is delivered.
Cost of revenues – related party cost
Cost of revenues associated with related party revenues decreased approximately $0.2 million, or 21.5%, for the three months ended March 31, 2021, as compared to the cost of revenues associated with related party revenues for the same period in the prior year. For the three months ended March 31, 2021, cost of revenues attributable to the personnel costs of employees dedicated to providing engineering services to the BorgWarner JV decreased by $0.4 million, due to decreased services provided to the BorgWarner JV during the period. The decrease in cost of revenues associated with related party revenues was partially offset by an increase attributable to $0.2 million of costs incurred in connection with first-time related party module and pack sales that occurred during the three months ended March 31, 2021.

Research and Development Expense
Research and development expense increased approximately $2.0 million, or 109.3%, for the three months ended March 31, 2021, as compared to research and development expense for the same period in the prior year. The increase was primarily attributable to the following drivers (in thousands):

Primary Drivers	Increase / (Decrease)
Compensation and benefit costs	$1,653
Materials and consumables	151
Primary drivers of the total increase in research and development expense	$1,804

The increase in research and development expense for the three months ended March 31, 2021, as compared to the same period in the prior year, was primarily attributable to a $1.7 million increase in compensation and benefits costs, which was due to a 40.6% increase in department headcount as a result of increased research and development activities to support the product development cycle, as well as to support initial phases of programs for new customers. In addition to the increase in compensation and benefits costs, materials and consumables increased $0.2 million, which was due to an increased focus on product development and testing.
Selling, General, and Administrative Expense
Selling, general, and administrative expense increased approximately $15.1 million, or 519.2%, for the three months ended March 31, 2021, as compared to selling, general, and administrative expense for the same period in the prior year. The increase was primarily attributable to the following drivers (in thousands):

Primary Drivers	Increase / (Decrease)
Compensation and benefit costs	$1,775
Professional fees	3,753
Stock-based compensation	6,127
Insurance	1,239
Primary drivers of the total increase in selling, general and administrative	$12,894

The increase in selling, general and administrative expense for the three months ended March 31, 2021, as compared to the same period in the prior year, was primarily a result of a $6.1 million increase in stock-based compensation expense. Stock-based compensation expense was driven primarily by the performance and market-based stock option grant awarded to our former chairman and CEO, which has been valued at $9.3 million and is being recognized over the period from December 29, 2020 through June 27, 2021. Professional fees increased $3.8 million primarily as a result of legal and audit and accounting fees associated with public company accounting and regulatory reporting requirements and additional consulting services obtained to assist with our transition to being a public company. Compensation and benefits increased $1.8 million due to a 21.8% increase in departmental headcount and compensation expense related to retention bonuses awarded to five members of our executive team. Insurance expense increased approximately $1.2 million due to the purchases of required insurance policies to comply with the requirements of being a publicly traded company. As discussed in the ‘Overview’ section, we expect selling, general, and administrative expense to be higher as compared to historical periods now that the Business Combination has been completed. The higher costs are expected to be attributable to increased investment in marketing, advertising, and the sales and distribution infrastructure for our products and services; increased personnel in internal functions such as operations, finance, and information technology to support our current state as a publicly traded company; and substantial investment in management information systems.
Interest Expense
In connection with the Business Combination, we repaid all outstanding debt, except for our loans from the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). The decrease in interest expense reflects the payoff of substantially all of our debt on December 29, 2020. We did not incur any new debt during the three months ended March 31, 2021.
Interest Income
Interest income for the three months ended March 31, 2021 was approximately $0.1 million, which was earned on our cash and cash equivalents and available-for-sale debt investments. We did not earn similar interest income during the same period in the prior year due to the difference in our cash and cash equivalents and investment positions.
Change in Fair Value of Public and Private Placement Warrants
For the three months ended March 31, 2021, the change in fair value of the Public and Private Placement Warrants was a decrease of $116.1 million, resulting in the recognition of a substantial gain related to the reduction of the carrying value of the associated liability. The Company re-measures the fair value of the Public and Private Placement Warrants at each reporting period. The decrease in the fair value of the Public and Private Placement Warrants was primarily due to the decreases in the price of our Common Stock and the Public Warrants subsequent to the Business Combination. Romeo did not become subject to the recognition of gains and losses from changes in the fair value of the Public and Private Placement Warrants until after the Business Combination and, accordingly, no gain or loss related to such warrants was recognized during the three months ended March 31, 2020.
Provision for Income Taxes
The effective tax rate of 0.0% realized for each period was significantly below the Federal statutory rate of 21.0%, as we incurred significant operating losses during each reporting period and did not recognize an income tax benefit associated with these losses because a full valuation allowance is maintained against our net deferred income tax assets. Any amounts reflected in income tax expense represent various state and local tax obligations and consist primarily of California franchise tax.
Net Income (Loss)
We reported net income of $90.0 million for the three months ended March 31, 2021, as compared to a net loss of $6.8 million for the same period in the prior year. The increase in the net income recognized for the three months ended March 31, 2021 was due to the factors discussed above, but primarily driven by the change in fair value of our Public and Private Placement Warrants.
Business Segment Results of Operations

We operate in two business segments: Romeo Power North America and Joint Venture Support. We have organized our business segments based on the customers served. Romeo Power North America sells our products and services to external customers; whereas, the Joint Venture Support segment provides engineering services exclusively to the BorgWarner JV. Segment results for the three months ended March 31, 2021 and 2020 are as follows (in thousands):
Business Segment Revenues

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
Revenues
Romeo Power North America	$612	$1,640	$(1,028)	(62.7)%
Joint Venture Support	442	882	(440)	(49.9)%
Total revenues	$1,054	$2,522	$(1,468)	(58.2)%

Romeo Power North America
The Romeo Power North America segment’s revenues consist of all product and service revenues, with the exception of our related party revenues earned from providing engineering services to the BorgWarner JV. Accordingly, the $1.0 million, or 62.7% decrease in Romeo Power North America revenues included the decrease in product revenues related to decreased deliveries of commercial vehicle products following the completion of a supply contract in April 2020 where 78.2% of the product revenue was recognized as deliveries occurred during the three months ended March 31, 2020. The decrease in Romeo Power North America’s revenues also includes a decrease in services revenues to $0 for the three months ended March 31, 2021, as all revenue related to the segment’s current engineering and prototype contract, which approximated $1.0 million of revenue for the three months ended March 31, 2021, was deferred in accordance with our accounting policy, pursuant to which we recognize this revenue as of the point in time at which the final developed prototype is delivered. The impact of the completion of the product revenue contract in April 2020 was partially offset by the commencement of new contracts to provide battery modules and battery packs that were started in 2021, including recognition of revenue of $0.3 million from product sales to a related party for the first time. During the three months ended March 31, 2021 the average selling prices per unit did not have a significant impact on revenues, as compared to the same period in the prior year.
Joint Venture Support
The Joint Venture Support segment’s reported revenue for the three months ended March 31, 2021 and 2020 relates to engineering services provided to the BorgWarner JV. The Joint Venture Support revenue decreased $0.4 million, or 49.9%, for the three months ended March 31, 2021, due to less engineering support provided to the BorgWarner JV as compared to the same period in the prior year.
Business Segment Gross (Loss) Profit

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
	(dollars in thousands)
Business segment gross (loss) profit
Romeo Power North America	$(3,826)	$(1,242)	$(2,584)	208.1%
Joint Venture Support	53	132	(79)	(59.8)%
Total business segment gross loss	$(3,773)	$(1,110)	$(2,663)	239.9%

Romeo Power North America
The Romeo Power North America segment’s gross loss reflects product and service revenue generated from all customers except the BorgWarner JV, less the associated costs of sales. The Romeo Power North America segment’s gross loss increased $2.6 million, or 208.1%, for the three months ended March 31, 2021, as compared to the same period in the prior year. Labor costs increased as a result of an increase in the headcount of production-related personnel. We have increased headcount in preparation for the anticipated increase in production as we fulfill our backlog. During the three months ended March 31, 2021 we also experienced (1) an increase in materials costs, including material cost variances for purchases at costs in excess of standard due to scarcity of certain components of our modules and packs, and (2) an increase in expense related to the write-down of excess and obsolete inventory of $0.4 million.
As our production levels and revenues scale in future periods, the Romeo Power North America segment’s performance is expected to benefit from cost savings attributable to (1) advanced product design maturity, (2) a reduction in direct materials costs for significant components of our battery modules and packs – for example, as we shift from customized production to more standardized production for key components that make up a significant portion of each unit’s materials cost, (3) a reduction in the costs of inventory purchases driven by larger quantity purchases that will be supported by firm customer orders, and (4) lower unabsorbed labor and overhead costs.
Joint Venture Support
The Joint Venture Support segment’s gross profit is reflective of revenues earned from engineering services provided to the BorgWarner JV, less our internal costs to deliver those services – primarily consisting of personnel costs. The Joint Venture Support segment’s gross profit decreased $0.1 million, or 59.8%, for the three months ended March 31, 2021, as compared to the same period in the prior year.
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
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest income and expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” has been calculated using EBITDA adjusted for, stock-based compensation and a gain on the change in fair value of the Public and Private Placement Warrants. We believe that both EBITDA and Adjusted EBITDA provide additional information for investors to use in (1) evaluating our ongoing operating results and trends and (2) comparing our financial performance with those of comparable companies, which may disclose similar non-GAAP financial measures to investors. These non-GAAP measures provide investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
EBITDA and Adjusted EBITDA are presented as supplemental measures to our GAAP measures of performance. When evaluating EBITDA and Adjusted EBITDA, you should be aware that we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Furthermore, our computation of Adjusted EBITDA may not be directly comparable to similarly titled measures computed by other companies, as the nature of the adjustments that other companies may include or exclude when calculating Adjusted EBITDA may differ from the adjustments reflected in our measure. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation, nor should these measures be viewed as a substitute for the most directly comparable GAAP measure, which is net income (loss). We compensate for the limitations of our non-GAAP measures by relying primarily on our GAAP results. You should review the reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our performance.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$90,012	$(6,769)
Interest expense	7	254
Interest income	(90)	—
Provision for income taxes	10	—
Depreciation and amortization expense	505	482
EBITDA	90,444	(6,033)
Stock-based compensation	6,553	277
Change in fair value of public and private placement warrants	(116,125)	—
Adjusted EBITDA	$(19,128)	$(5,756)

Liquidity and Capital Resources

From our inception in June 2014 through March 31, 2021, we generated an accumulated deficit of $87.4 million while pursuing substantial research and development activities to bring the products in our lithium-ion battery technology platform to market on a mass production scale. Prior to the Business Combination, we funded our operations primarily through the issuance of Legacy Romeo common and preferred stock, convertible notes and term notes.
On December 29, 2020, the consummation of the Business Combination resulted in net cash proceeds of $345.8 million of cash intended to fund our future operations, potential future obligations to contribute cash to the BorgWarner JV, our $35.0 million initial contribution for a profit-sharing interest in the HBR System, and our long-term business plan for approximately the next 24-36 months. The net proceeds received reflect the receipt of gross proceeds of $394.2 million from the Business Combination, inclusive of cash from the PIPE Shares, offset by the following: (i) settling all of Legacy Romeo’s issued and outstanding term notes, inclusive of accrued and unpaid interest, (ii) payment of transaction costs incurred by both RMG and Legacy Romeo, and (iii) payments of deferred legal fees, underwriting commissions, and other costs incurred in connection with the initial public offering of RMG.
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
Our continuing short-term and long-term liquidity requirements are expected to be impacted by the following, among other things:
•the timing and the costs involved in bringing our products to market;
•the expansion of production capacity;
•our ability to manage the costs of manufacturing;
•capital commitments that may be required to secure long-term cell supply arrangements;
•the scope, progress, results, costs, timing and outcomes of our research and development for our battery modules and battery packs;
•the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as a result of becoming a public company;
•our ability to collect revenues from start-up companies operating in a relatively new industry;
•the global battery cell shortage;

•our obligation to fund our proportional share of the operating expenses, working capital, and capital expenditures of the BorgWarner JV; and
•other risks discussed in the section entitled “Risk Factors.”

COVID-19
As discussed in the ‘Key Factors Affecting Operating Results’ section, we have taken temporary precautionary measures intended to help minimize the risk of the COVID-19 virus to our employees including temporarily requiring some employees to work remotely and implementing social distancing protocol for all work conducted onsite. We have suspended non-essential travel worldwide for employees and we discourage employee attendance at other gatherings. To date, COVID-19 has had a limited adverse impact on our operations, supply chains and distribution systems, and has resulted in sustaining higher losses on raw material than previously expected. The degree and duration of disruptions to future business activity are unknown at this time.
Short-Term Liquidity Requirements
As of March 31, 2021, our current assets were approximately $310.9 million, consisting primarily of cash and cash equivalents, available-for-sale debt investments, inventory, prepaid expenses and other current assets, and an insurance receivable. As of March 31, 2021, our current liabilities were approximately $19.7 million, consisting primarily of accounts payable and accrued expenses, contract liabilities, a legal settlement amount, and current debt obligations. The Business Combination resulted in an increase of $345.8 million in cash that the Company expects may be sufficient to fund both our liquidity needs over the near-term and the execution of our business strategy over approximately the next 24 month period, which we expect will include (1) expanding and scaling our production capabilities, (2) investing in research and development activities, (3) expanding sales and marketing activities, (4) securing long-term cell supply arrangements, which may require capital commitments, and (5) pursuing strategic partnerships.
Long-Term Liquidity Requirements
Management anticipates that our most significant long-term liquidity and capital needs will relate to capital expenditures and the expansion of production capacity, working capital to support increased production volume, and general overhead and personnel expenses to support continued growth and scale. We expect the cash available to us from the consummation of the Business Combination, including the sale of the PIPE Shares, may be sufficient to cover forecasted capital needs and operating expenditures for fiscal year 2021 through fiscal year 2022. Beginning in 2023, we anticipate that we may be able to generate sufficient free cash flow from the sale of our products and services to cover operating expenses, working capital, and capital expenditures. If adequate funds are not available to accomplish our anticipated long-term growth, we plan to fund future cash needs through debt financing. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we can borrow additional capital could be disadvantageous, and the terms of debt securities or borrowings could impose significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing.

Cash Flow Analysis
The following table provides a summary of cash flow data for the three months ended March 31, 2021 and 2020 (dollar in thousands):

	Three Months Ended March 31,

	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	$293,942	$1,929
Operating activities:
Net income (loss)	90,012	(6,769)
Non-cash adjustments	(108,016)	1,583
Changes in working capital	(6,168)	1,555
Net cash used in operating activities	(24,172)	(3,631)
Net cash used in investing activities	(253,123)	(601)
Net cash provided by financing activities	26,131	6,882
Net change in cash, cash equivalents, and restricted cash	(251,164)	2,650
Cash, cash equivalents and restricted cash at end of period	$42,778	$4,579

Cash Flows used in Operating Activities

For the Three Months Ended March 31, 2021
Net cash used in operating activities was approximately $24.2 million for the three months ended March 31, 2021. Significant cash outflows include changes in operating assets and liabilities totaling approximately $6.2 million. These net cash outflows were primarily the result of cash outlays for prepaid expenses and other current assets of $7.0 million, purchases of inventory of $1.1 million, and an increase in accounts receivable of $0.6 million. Cash outflows for prepaid expenses and other current assets consisted primarily of payments for insurance policies required to comply with the requirements of being a publicly traded company. The aforementioned cash outflows were offset by increases in accounts payable and accrued expenses of $2.9 million.
An additional contributor to net cash used in operating activities during the period was our loss after adjustment for non-cash items, which approximated $18.0 million. Significant non cash adjustments include, adjustments for depreciation and amortization, stock-based compensation, our non-cash equity-method loss, inventory write downs, the change in fair value of our Public and Private Placement Warrants, and non-cash lease expense.

For the Three Months Ended March 31, 2020

Net cash used in operating activities was approximately $3.6 million for the three months ended March 31, 2020. Cash outflows include our net loss of $6.8 million, offset by $1.6 million of non-cash adjustments and $1.6 million of cash inflows attributable to changes in operating assets and liabilities.
Non-cash adjustments of $1.6 million are primarily attributable to the $0.7 million loss in equity method investment, $0.5 million related to depreciation and amortization and $0.3 million related to stock-based compensation expense. Net cash inflows attributable to changes in operating assets and liabilities totaled approximately $1.6 million. These net cash inflows were primarily the result of a $1.3 million increase in accounts payable and accrued expenses, $0.7 million decrease in prepaid expenses and other current assets, and $0.4 million increase in contract liabilities, offset by $1.0 million in purchases of inventory.
Cash Flows used in Investing Activities
For the three months ended March 31, 2021, net cash used in investing activities was approximately $253.1 million and was primarily related to $281.1 million used to purchase investments, our contribution of $4.0 million to the BorgWarner JV to fund operating activities, and $1.6 million for capital expenditures. Cash used for investing activities was partially offset by $33.6 million from sales and maturities of investments.
For the three months ended March 31, 2020, net cash used in investing activities was approximately $0.6 million, primarily driven by our capital expenditures for property and equipment.
Cash Flows from Financing Activities
For the three months ended March 31, 2021, net cash provided by financing activities of approximately $26.1 million and was related to $26.2 million of proceeds from the exercise of stock options and warrants, offset by $0.1 million of principal payment for finance leases.
For the three months ended March 31, 2020, net cash provided by financing activities of approximately $6.9 million was primarily reflective of approximately $5.7 million from the issuance of convertible and term notes and $1.3 million from the issuance of common stock, offset by $0.1 million of principal payment for finance leases.
Contractual Obligations and Commitments

For the three months ended March 31, 2021, there have been no material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve our equity method investments, revenue recognition, equity valuations, public and private placement warrants, and inventory. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
There have been no substantial changes to these estimates, or the policies related to them during the three months ended March 31, 2021. For a full discussion of these estimates and policies, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements
See “Note 2 – Summary of Significant Accounting Policies” included in the notes to our condensed consolidated financial statements included herein.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined by Rule 12b 2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 31, 2021, the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2020. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and our Chief Financial Officer, believes that the condensed consolidated financial statements included in this Quarterly Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there was no change to our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14 of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report for a discussion of our legal proceedings.
Item 1A. Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report, as well as the risk factors disclosed in Item 1A. to Part I of the Form 10-K, and other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. Except as set forth below, during the period covered by this Quarterly Report, there have been no material changes in our risk factors as previously disclosed.

We are exposed to fluctuations in interest rates and changes in credit risk which could have a material adverse impact on the market value of our investment portfolio.

We maintain an investment portfolio of various holdings, types, and maturities. Our portfolio primarily consists of U.S. government securities, municipal securities, corporate debt, commercial paper, and U.S. agency mortgage-backed securities, the values of which are subject to market price volatility resulting from interest rate movements, changes in credit risk and financial market conditions. If such investments suffer market price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be an impairment, including an allowance for credit loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In the Current Report on Form 8-K filed by the Company on April 21, 2021, the Company announced that it has established June 15, 2021 as the date for its 2021 annual meeting of stockholders (the “2021 Annual Meeting”). The 2021 Annual Meeting will be the Company’s first annual meeting of stockholders.

The Company further announced that any notice of proposed business or nomination proposed to be brought before the 2021 Annual Meeting would need to comply with the specific requirements set forth in the Company’s Amended and Restated Bylaws and would need to be received by the Company no later than the close of business on May 1, 2021.
.

Item 6. Exhibits.

Exhibit No.	Description	Included
10.1 #	Consulting Services Letter Agreement, dated April 15, 2021, by and between Michael Patterson and Romeo Power, Inc.	Filed herewith
31.1	Certification of the Principal Executive Officer required by Rule 13a 14(a) or Rule 15d 14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer required by Rule 13a 14(a) or Rule 15d 14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROMEO POWER, INC.

By:	/s/ Lionel E. Selwood, Jr.
Lionel E. Selwood, Jr.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lauren Webb
Lauren Webb
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 17, 2021