Form 10-Q
period 2021-06-30
Romeo Power, Inc.
filed 2021-08-16
CIK 1757932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☒
As of August 09, 2021, 134,056,620 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Part I - Financial Statements
Item 1. Financial Statements

Condensed Consolidated Balance Sheets As of June 30, 2021 and December 31, 2020 (Unaudited) (In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$44,046	$292,442
Investments	223,636	—
Accounts receivable, net of allowance for expected credit loss of $213 and $238 at June 30, 2021 and December 31, 2020, respectively	1,992	841
Inventories, net	7,615	4,937
Insurance receivable	6,000	6,000
Deferred costs	2,217	—
Prepaid expenses and other current assets	10,158	1,269
Total current assets	295,664	305,489
Restricted cash	1,500	1,500
Property, plant and equipment, net	6,430	5,484
Equity method investments	37,794	35,000
Operating lease right-of-use assets	5,350	5,469
Deferred assets	5,018	—
Other noncurrent assets	2,716	3,100
Total assets	$354,472	$356,042

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,200	$2,900
Accrued expenses	4,620	2,844
Contract liabilities	3,123	815
Current maturities of long-term debt	3,307	2,260
Operating lease liabilities, current	855	853
Legal settlement payable	6,000	6,000
Other current liabilities	153	384
Total current liabilities	26,258	16,056
Commitments and contingencies (Note 15)
Long-term debt, net of current portion	34	1,082
Public and private placement warrants	9,852	138,466
Operating lease liabilities, net of current portion	4,597	4,723
Other noncurrent liabilities	32	17
Total liabilities	40,773	160,344

Stockholders’ equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020)	—	—
Common stock ($0.0001 par value, 250,000,000 shares authorized, 132,995,060 and 126,911,861 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	13	12
Additional paid-in capital	429,946	373,129
Accumulated other comprehensive loss	(155)	—
Accumulated deficit	(116,105)	(177,443)
Total stockholders’ equity	313,699	195,698
Total liabilities and stockholders’ equity	$354,472	$356,042
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income For The Three and Six Months Ended June 30, 2021 and 2020 (Unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product revenues	$466	$458	$1,078	$2,046
Service revenues	460	671	902	1,605
Total revenues (1)	926	1,129	1,980	3,651
Cost of revenues:
Product cost	5,542	1,737	9,980	4,466
Service cost	403	686	792	1,589
Total cost of revenues	5,945	2,423	10,772	6,055
Gross loss	(5,019)	(1,294)	(8,792)	(2,404)
Operating expenses:
Research and development	1,792	1,594	5,563	3,396
Selling, general and administrative	22,911	2,451	40,910	5,358
Total operating expenses	24,703	4,045	46,473	8,754
Operating loss	(29,722)	(5,339)	(55,265)	(11,158)
Interest expense	(5)	(264)	(12)	(518)
Change in fair value of public and private placement warrants	1,995	—	118,120	—
Investment loss, net	(379)	—	(289)	—
Other expense	—	(1,386)	—	(1,386)
(Loss) income before income taxes and loss in equity method investments	(28,111)	(6,989)	62,554	(13,062)
Loss in equity method investments	(563)	(36)	(1,206)	(732)
Provision for income taxes	—	—	(10)	—
Net (loss) income	(28,674)	(7,025)	61,338	(13,794)

Other comprehensive income (loss)
Available-for-sale debt investments:
Change in net unrealized losses, net of income taxes	34	—	(308)	—
Net losses reclassified to earnings, net of income taxes	115	—	153	—
Total other comprehensive income (loss), net of income taxes	149	—	(155)	—
Comprehensive (loss) income	$(28,525)	$(7,025)	$61,183	$(13,794)

Net (loss) income per share
Basic	$(0.22)	$(0.09)	$0.47	$(0.18)
Diluted	$(0.22)	$(0.09)	$0.45	$(0.18)
Weighted average number of shares outstanding
Basic	131,059,149	77,396,263	129,930,204	76,021,298
Diluted	131,059,149	77,396,263	135,021,296	76,021,298
(1)    Total revenues included related party revenues of $573 and $587 for the three months ended June 30, 2021 and 2020, respectively, and $1,286 and $1,469 for the six months ended June 30, 2021 and 2020, respectively. See Note 14.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity For The Three and Six Months Ended June 30, 2021 (Unaudited) (In thousands, except share data)

	Common Stock		APIC	Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance—March 31, 2021	130,529,147	$13	$416,308	$—	$(304)	$(87,431)	$328,586
Issuance of common stock	1,815,913	—	7,575	—	—	—	7,575
Proceeds receivable from common stock issuance	—	—	(7,144)	—	—	—	(7,144)
Issuance of common stock as contract consideration	650,000	—	5,018	—	—	—	5,018
Stock based compensation	—	—	8,189	—	—	—	8,189
Other comprehensive income	—	—	—	—	149	—	149
Net loss	—	—	—	—	—	(28,674)	(28,674)
Balance—June 30, 2021	132,995,060	$13	$429,946	$—	$(155)	$(116,105)	$313,699

	Common Stock		APIC	Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance—December 31, 2020	126,911,861	$12	$373,129	$—	$—	$(177,443)	$195,698
Issuance of common stock	5,433,199	1	44,201	—	—	—	44,202
Proceeds receivable from common stock issuance	—	—	(7,144)	—	—	—	(7,144)
Issuance of common stock as contract consideration	650,000	—	5,018	—	—	—	5,018
Stock based compensation	—	—	14,742	—	—	—	14,742
Other comprehensive loss	—	—	—	—	(155)	—	(155)
Net income	—	—	—	—	—	61,338	61,338
Balance—June 30, 2021	132,995,060	$13	$429,946	$—	$(155)	$(116,105)	$313,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity For The Three and Six Months Ended June 30, 2020 (Unaudited) (In thousands, except share data)

	Common Stock		APIC	Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance—March 31, 2020	74,981,611	$7	$183,121	$(9,175)	$—	$(176,595)	$(2,642)
Issuance of common stock	3,657,261	1	3,756	—	—	—	3,757
Stock based compensation	—	—	375	—	—	—	375
Net loss	—	—	—	—	—	(7,025)	(7,025)
Balance—June 30, 2020	78,638,872	$8	$187,252	$(9,175)	$—	$(183,620)	$(5,535)

	Common Stock		APIC	Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance—December 31, 2019	74,449,847	$7	$181,567	$(9,175)	$—	$(169,826)	$2,573
Issuance of common stock	4,189,025	1	5,033	—	—	—	5,034
Stock based compensation	—	—	652	—	—	—	652
Net loss	—	—	—	—	—	(13,794)	(13,794)
Balance—June 30, 2020	78,638,872	$8	$187,252	$(9,175)	$—	$(183,620)	$(5,535)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows For The Six Months Ended June 30, 2021 and 2020 (Unaudited) (In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$61,338	(13,794)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	999	950
Amortization of investment premium paid	990	—
Stock-based compensation	14,742	652
Inventory provision	1,242	—
Change in fair value of public and private placement warrants	(118,120)	—
Loss in equity method investment	1,206	732
Non-cash lease expense—operating leases	119	115
Non-cash lease expense—finance leases	142	140
Derivative expense	—	1,386
Other	20	—
Changes in operating assets and liabilities:
Accounts receivable	(1,151)	(65)
Inventories	(3,920)	(1,245)
Prepaid expenses and other current assets	(8,377)	344
Accounts payable	5,369	535
Accrued expenses	1,776	907
Interest accrued on notes payable	—	489
Deferred costs	(2,217)	—
Contract liabilities	2,308	629
Operating lease liabilities	(124)	(108)
Other, net	(102)	—
Net cash used in operating activities	(43,760)	(8,333)

Cash flows from investing activities:
Purchase of investments	(304,868)	—
Proceeds from maturities of investments	78,633	—
Proceeds from sales of investments	1,300	—
Equity method investment	(4,000)	—
Capital expenditures	(2,113)	(603)
Net cash used in investing activities	(231,048)	(603)

Cash flows from financing activities:
Issuance of convertible notes	—	1,924
Issuance of term notes	—	3,750
Proceeds from PPP loan	—	3,300
Issuance of common stock	—	5,027
Exercise of stock options	5,058	7
Exercise of stock warrants	21,580	—
Warrant redemption payments	(72)	—
Principal portion of finance lease liabilities	(154)	(138)
Net cash provided by financing activities	$26,412	$13,870
(Continued)

Condensed Consolidated Statements of Cash Flows For The Six Months Ended June 30, 2021 and 2020 (Unaudited) (In thousands)

	Six Months Ended June 30,
	2021	2020
Net change in cash, cash equivalents and restricted cash	$(248,396)	$4,934
Cash, cash equivalents and restricted cash, beginning of period	293,942	1,929
Cash, cash equivalents and restricted cash, end of period	$45,546	$6,863

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$44,046	$5,363
Restricted cash	1,500	1,500
Total cash, cash equivalents and restricted cash	$45,546	$6,863

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$10	$—

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable at the end of period	$514	$702
Issuance of common stock as contract consideration	$5,108	$—
(Concluded)
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
In 2019, Legacy Romeo and BorgWarner, Inc. (“BorgWarner”) formed BorgWarner Romeo Power LLC (the “Joint Venture” or “JV”) of which we own 40%. The Joint Venture is intended to accelerate our reach into international regions in a capital efficient way. As a result, we manage our operations to focus on both the Joint Venture’s activities and our core operations.
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

Reclassification of Presentation in Our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income—Revenues of comparative prior periods in our condensed consolidated statements of operations and comprehensive (loss) income are reclassified to conform with our current revenue presentation. In the condensed consolidated statements of operations, we’ve combined related party revenues with product revenues and service revenues and disclosed the amount of related party revenues in a captioned note.

Reclassification of Presentation in Note 3 of our Condensed Consolidated Financial Statements—Revenues of comparative prior periods presented in Note 3 of our condensed consolidated financial statements are reclassified to conform with our current revenue presentation. Since April 1, 2021, we have presented disaggregated revenue by product and service instead of further disaggregating product by battery packs and modules.

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
Deferred Assets— Deferred assets represent upfront payments of the Company’s common stock issued to a customer and will be amortized as a reduction of revenue as the related products or services are provided to the customer.

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

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

3.       REVENUES
Contract Liabilities—Contract liabilities in the accompanying condensed consolidated balance sheets relate to payments received in advance of satisfying performance obligations under our contracts and are realized when the associated revenue is recognized under the contracts. During the three and six months ended June 30, 2021, changes in contract liabilities were as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Beginning balance	$1,672	$815
Revenues recognized	(702)	(819)
Increase due to billings	2,153	3,127
Ending balance	$3,123	$3,123

Contract liabilities are earned as services and prototypes are transferred to the customer. The remaining contract liability balance as of June 30, 2021 is expected to be earned and recognized as revenue within the next twelve months.
As of June 30, 2021, we had executed certain contracts with customers to deliver specific battery packs, modules, and battery management system and software services. These contracts contain minimum quantity purchase requirements that are non-cancellable (other than for a breach by Romeo), and we have enforceable rights to pursue payments due under these contracts under make-whole provisions, or through customary remedies for breach of contract if the minimum quantities are not ordered. The following table presents the non-cancellable minimum purchase commitments under such contracts as of June 30, 2021 (in thousands).

Contractual Minimum Purchase Commitments
Purchase contracts with make-whole provisions (1)	$310,865
Purchase contracts with provisions of customary remedies for breach of contract (2)	243,171
Total	$554,036

(1)     For the $310.9 million of unsatisfied performance obligations related to minimum quantity purchase commitments, if the customers do not follow through on their minimum purchase commitments, we would receive a maximum of $291.4 million under certain make-whole provisions included in these contracts.

(2) For the remaining $243.2 million of unsatisfied performance obligations related to minimum quantity purchase commitments included in these contracts, if the customers do not follow through on their minimum purchase commitments, we would seek damages through customary remedies for breach of contract.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021 (in thousands):

Revenues Expected To be Recognized
July 1, 2021 through December 31, 2021	$18,907
January 1, 2022 through December 2023	445,851
Thereafter	89,278
Total	$554,036

This backlog includes the total value of our existing customer contracts and includes products that are within the scope of the license granted to the JV, based on the types of customer vehicles in which the products will be used. To the extent that those product deliveries are fulfilled by the JV, or pursuant to an agreement with the JV, we may not recognize the full amount of such contracted backlog as revenue. The realization and timing of the recognition of our backlog is dependent, among other things, on our ability to obtain and secure a sufficient supply of battery cells from our suppliers as well as our ability to meet the acceptance requirements in contracts, such as design and quality tests.

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
The following tables disaggregate revenues by type of revenues and segment for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	North America	JV Support	Total	North America	JV Support	Total
Product revenues
Total product revenues	$466	$—	$466	$1,078	$—	$1,078
Service revenues
Joint Venture support	—	460	460	—	902	902
Total revenues	$466	$460	$926	$1,078	$902	$1,980

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	North America	JV Support	Total	North America	JV Support	Total
Product revenues
Total product revenues	$458	$—	$458	$2,046	$—	$2,046
Service revenues
Non-recurring engineering and prototype	84	—	84	136	—	136
Joint Venture support	—	587	587	—	1,469	1,469
Total service revenues	84	587	671	136	1,469	1,605
Total revenues	$542	$587	$1,129	$2,182	$1,469	$3,651

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table disaggregates revenues by when control is transferred for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Point in time	$466	$542	$1,078	$2,182
Over time	460	587	902	1,469
Total	$926	$1,129	$1,980	$3,651

4.       INVENTORY

As of June 30, 2021 and December 31, 2020, inventory consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$6,798	$4,064
Work-in-process	356	531
Finished goods	461	342
Total inventories	$7,615	$4,937

We write down inventory for obsolete inventory items and when the net realizable value of inventory items is less than their carrying value. During the three months ended June 30, 2021 and 2020, we recorded $0.8 million and no write-down of inventory, respectively, in cost of revenues. During the six months ended June 30, 2021 and 2020, we recorded $1.2 million and no write-down of inventory, respectively, in cost of revenues.

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

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
As of June 30, 2021, HBR had not yet begun construction of the battery recycling facility or begun operation of the System. Therefore, during the three and six months ended June 30, 2021 there are no profits or losses from our equity method investment to be recognized in our condensed consolidated statement of operations and comprehensive income (loss).

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
On February 16, 2021, we announced the redemption of all of the outstanding Public Warrants to purchase shares of our Common Stock, that were issued under the Warrant Agreement. All Public Warrants could be exercised until April 5, 2021 to purchase shares of our Common Stock, at the exercise price of $11.50 per share, and any Public Warrants that remained unexercised were voided and no longer exercisable. On April 5, 2021, 7,223,683 Public Warrants were redeemed at the redemption price of $0.01 per Public Warrant. The Company paid Public Warrant holders a total of $72,237 in connection with the redemption.

The Public and Private Placement warrants are recorded as liabilities in our condensed consolidated balance sheets. As of June 30, 2021, we had 3,178,202 Private Warrants and no Public Warrants outstanding. As of December 31, 2020, we had 4,600,000 Private Warrants and 7,666,648 Public Warrants outstanding.

7.      STOCK-BASED COMPENSATION

We estimate the grant date fair value of stock options containing only a service condition using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of our Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. Prior to the Business Combination, when there was no public market for Legacy Romeo’s common stock, the fair value of our common stock was estimated with the assistance of an independent third-party valuation firm using a combination of a market and income approach. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected option term of each stock option. We use the simplified method to calculate the expected term. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the stock option. Our volatility is derived from several publicly traded peer companies, due to our limited history as a publicly traded company. The grant date fair value of awards with market conditions is estimated using a Monte Carlo simulation or other appropriate fair value method with the assistance of an independent third-party valuation firm. The fair value of our restricted stock units (“RSUs”) and performance-related restricted stock units (“PSUs”) is based on the closing price of our common stock on the date of grant.

2016 Stock Plan
Following the Business Combination, the outstanding stock options issued under the Romeo Systems, Inc. 2016 Stock Plan may be exercised (subject to their original vesting, exercise and other terms and conditions) to purchase a number of shares of Common Stock equal to the number of shares of Legacy Romeo common stock subject to such Legacy Romeo options multiplied by the Exchange Ratio (rounded down to the nearest whole share) at an exercise price per share divided by the Exchange Ratio (rounded up to the nearest whole cent). The information presented herein is as if the exchange of stock options and Common Stock occurred as of the earliest period presented.

Time-based awards
During the six months ended June 30, 2021 we did not grant any stock options to employees. During the three months ended June 30, 2021, our employees exercised stock options totaling 1,811,557 shares for total proceeds of $7.5 million. During the six months ended June 30, 2021, our employees exercised stock options totaling 2,648,306 shares for total proceeds of $12.2 million, $7.1 million of which was received in July 2021.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The fair value of the time-based stock options granted during the six months ended June 30, 2020 was determined using the following assumptions:

Fair Value Assumptions:	Six Months Ended June 30, 2020
Risk-free interest rate	0.92%
Expected term (in years)	6.5
Expected volatility	60%
Dividend yield	0%
Grant date fair value per share	$1.48

Performance and market-based option award
In August 2020, we awarded 4,633,978 stock options to our then Chairman and CEO at an exercise price of $6.69 per share. All of the shares covered by such award are subject to time-based, performance and market condition vesting requirements. As of December 29, 2020, the date of the Business Combination, the performance condition was satisfied, and we began recognizing stock-based compensation expense based upon the grant date fair value of the award. We recognized the stock-based compensation expense over the requisite service period, which was from December 29, 2020 through June 27, 2021. We estimated the grant date fair value of the award to be $9.6 million, which was determined using a Monte Carlo simulation with the assistance of an independent third-party valuation firm.
According to the table of exercisable shares below and the average of the closing price per share of our Common Stock on each of the five trading days immediately following the vesting date of June 27, 2021, 926,795 shares of the performance and market-based option became exercisable when the six-month lockup period assigned to Legacy Romeo stockholders in connection with the Business Combination expired. On July 6, 2021, all 926,795 shares of such option were exercised.

Average Closing Share Price:	Cumulative Number Of Shares
$6.6869 - $8.9452	926,795
$8.9453 - $11.9272	1,853,591
$11.9273 - $14.9092	3,243,781
$14.9093	4,633,978

2020 Stock Plan

On December 29, 2020, our stockholders approved the Romeo Power, Inc. 2020 Long-Term Incentive Plan (the “2020 Plan”). The purpose of the 2020 Plan is to attract, retain, incentivize and reward top talent through stock ownership, to improve operating and financial performance and strengthen the mutuality of interest between eligible service providers and stockholders. As of June 30, 2021, we have granted RSUs and PSUs under the 2020 Plan.

RSUs and PSUs
On June 11, 2021, we granted 1,411,961 RSUs to employees, 133,492 RSUs to our directors, and 1,354,313 PSUs to certain executives.

The RSUs granted to our employees are eligible to vest over three years from the commencement date, subject to continued employment on each vesting date. One third of these shares vest on the one-year anniversary of the vesting commencement date the remaining shares vest equally over eight quarters thereafter. The RSUs granted to our directors vested in full on July 1, 2021.

The PSUs vest after three years from the commencement date based on the achievement of certain predetermined performance and market goals and are payable in shares of our Common Stock. The market based goal will be measured by reference to the highest 100-consecutive-trading-day average closing price for our common stock through December 31, 2023. The performance based goal will be measured by the achievement of certain backlog targets and percentage reductions in bill-of-material costs per Kilowatt-Hour by December 31, 2021. The actual number of shares to be issued for the PSUs will be the higher of the market based vesting percentage or the performance based vesting percentage, subject to a market-based

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
limitation, and can range from 0% to 200% of the target number of shares set at the time of grant. Stock-based compensation expense for the PSUs is recognized on a straight-line basis over the service period based upon the value determined using the Monte Carlo valuation method for the market goal plus an incremental value, if any, determined by expected achievement of the performance-based goals. The Monte Carlo valuation method incorporates stock price correlation and other variables over the time horizons matching the performance periods. Management will review and assess the achievement of the performance-based goals quarterly through the performance assessment period ending December 31, 2021.

The grant date fair value of the PSUs granted on June 11, 2021, derived from the Monte Carlo simulation, was based, in part, on the following assumptions:

Fair Value Assumptions:
Grant date stock price	$9.23
Risk-free interest rate	0.24%
Simulation term (in years)	2.6
Expected volatility	64%
Dividend yield	0%
Grant date fair value per share	$7.93
We recorded $1.6 million and $0.2 million of stock-based compensation expense related to RSUs and PSUs, respectively, during the three and six months ended June 30, 2021. At June 30, 2021, the unrecognized stock-based compensation related to RSUs and PSUs was $12.6 million and $10.5 million, respectively, which is expected to be recognized over a weighted-average period of 1.26 years and 2.50 years, respectively.

RSU and PSU activity during the six months ended June 30, 2021 was as follows:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	—	$—
Granted	2,899,766	$8.62
Forfeited	(9,650)	$9.23
Outstanding at June 30, 2021	2,890,116	$8.62

The fair value of all RSUs and PSUs granted during the six months ended June 30, 2021 was $25.0 million. During the six months ended June 30, 2021, no shares were vested.

Stock-based compensation expense

During the three months ended June 30, 2021 and 2020, we recognized a total of $8.2 million and $0.4 million, respectively, of stock-based compensation expense related to the vesting of stock options, RSUs and PSUs. During the six months ended June 30, 2021 and 2020, we recognized a total of $14.7 million and $0.7 million, respectively, of stock-based compensation expense related to the vesting of stock options, RSUs and PSUs.
The following table summarizes our stock-based compensation expense by line item in the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$41	$107	$162	$140
Research and development	506	—	567	—
Selling, general, and administrative	7,642	268	14,013	512
Total	$8,189	$375	$14,742	$652

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
8.  INCOME TAXES

Our income tax provision consists of federal and state income taxes. The tax provision for the three and six months ended June 30, 2021 and 2020 was based on the estimated effective tax rates applicable for the three and six months ended June 30, 2021 and 2020. The Company’s overall effective tax rate of zero percent is different than the federal statutory tax rate because the Company has established a full valuation allowance against its net deferred income tax assets. As of June 30, 2021, the Company continues to record a full valuation allowance against the deferred tax asset balance as realization was uncertain.

9.      INVESTMENTS

Available-for-sale debt investments

The following table summarizes our available-for-sale debt investment holdings at June 30, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$44,013	$4	$(11)	$44,006
Municipal securities	57,162	69	(61)	57,170
Corporate debt securities	71,918	17	(141)	71,794
Asset-backed securities	13,437	2	(8)	13,431
U.S. agency mortgage-backed securities	11,042	—	(49)	10,993
Commercial paper	21,219	24	—	21,243
Certificates of deposit	5,000	—	(1)	4,999
Total (1)	$223,791	$116	$(271)	$223,636

(1) There were no unsettled sales of available-for-sale debt investments at June 30, 2021.

The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments for the three and six months ended June 30, 2021(in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Gross realized gains	$3	$37
Gross realized losses	(118)	(190)
Gross realized loss, net	$(115)	$(153)

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at June 30, 2021 (in thousands):

	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$28,009	$(11)	$—	$—	$28,009	$(11)
Municipal securities	35,784	(61)	—	—	35,784	(61)
Corporate debt securities	51,887	(141)	—	—	51,887	(141)
Asset-backed securities	5,381	(8)	—	—	5,381	(8)
U.S. agency mortgage-backed securities	10,993	(49)	—	—	10,993	(49)
Certificates of deposit	4,999	(1)	—	—	4,999	(1)
Total	$137,053	$(271)	$—	$—	$137,053	$(271)

The following table summarizes the maturities of our available-for-sale debt investments at June 30, 2021 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$101,501	$101,501
1 year through 5 years	106,314	106,235
Mortgage-backed securities with no single maturity	15,976	15,900
Total	$223,791	$223,636

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

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
or cancelled. Prior to the redemption of the Public Warrants on April 5, 2021, the Public Warrants were traded on the NYSE and were recorded at fair value using the closing stock price as of the measurement date, which represents a Level 1 fair value measurement.
The fair value of the Private Placement Warrants is established using both Level 1 and Level 2 inputs and determined using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of our Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Common Stock is considered a Level 1 input as our Common Stock is freely traded on the NYSE. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Private Placement Warrants, which is 4.5 years. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the warrant. Our volatility is derived from several publicly traded peer companies.
As of June 30, 2021 and December 31, 2020, assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$8,001	$8,001	$—	$—
Corporate debt securities	3,504	—	3,504	—
Commercial paper	15,998	—	15,998	—
U.S. government securities	8,000	—	8,000	—
Subtotal	35,503	8,001	27,502	—
Available-for-sale debt investments:
U.S. government securities	44,006	—	44,006	—
Municipal securities	57,170	—	57,170	—
Corporate debt securities	71,794	—	71,794	—
Asset-backed securities	13,431	—	13,431	—
U.S. agency mortgage-backed securities	10,993	—	10,993	—
Commercial paper	21,243	—	21,243	—
Certificates of deposit	4,999	—	4,999	—
Subtotal	223,636	—	223,636	—
Total	$259,139	$8,001	$251,138	$—

Financial Liabilities:
Private Placement Warrants	9,852	—	9,852	—
Total	$9,852	$—	$9,852	$—

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	December 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
U.S. Treasury Bills	$16,000	$16,000	$—	$—
Total	$16,000	$16,000	$—	$—

Financial liabilities:
Public Warrants	$71,453	$71,453	$—	$—
Private Placement Warrants	67,013	—	67,013	—
Total	$138,466	$71,453	$67,013	$—

The key assumptions used to determine the fair value of the Private Placement Warrants as of June 30, 2021 and December 31, 2020 using the Black-Scholes model were as follows:

Fair Value Assumptions	June 30, 2021	December 31, 2020
Risk-free interest rate	0.77%	0.17%
Expected term (in years)	4.5	5
Expected volatility	58%	57%
Dividend yield	—	—
Fair value of common stock	$8.14	$22.49

11.     ACCRUED EXPENSES

As of June 30, 2021 and December 31, 2020, accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued professional service fees	$3,375	$1,130
Accrued payroll expenses	412	617
Accrued warranty expenses	222	103
Other accrued expenses	611	994
Total accrued expenses	$4,620	$2,844

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
12.     NET (LOSS) INCOME PER SHARE

The basic and diluted net (loss) income per share is computed by dividing our net loss or net income by the weighted average shares outstanding during the period. The calculation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2021 and 2020 is presented below (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(28,674)	$(7,025)	$61,338	$(13,794)

Weighted average common shares outstanding – basic	131,059,149	77,396,263	129,930,204	76,021,298
Dilutive effect of potentially issuable shares	—	—	5,091,092	—
Weighted average common shares outstanding – diluted	131,059,149	77,396,263	135,021,296	76,021,298

Basic net (loss) income per share	$(0.22)	$(0.09)	$0.47	$(0.18)
Diluted net (loss) income per share	$(0.22)	$(0.09)	$0.45	$(0.18)

Potentially dilutive shares that were considered in the determination of diluted net (loss) income per share include stock options and warrants to purchase our Common Stock as well as RSUs and PSUs. Antidilutive shares excluded from the calculation of diluted net (loss) income per share were 12,888,560 and 22,173,533, respectively, for the three months ended June 30, 2021 and 2020, and 7,974,160 and 22,104,262, respectively, for the six months ended June 30, 2021 and 2020. As the inclusion of common stock share equivalents in the calculation of diluted loss per share would be anti-dilutive for the three months ended June 30, 2021 and the three and six months ended June 30, 2020, diluted net loss per share was the same as basic net loss per share.

13.     SEGMENTS

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

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Net revenues and gross profit (loss) from each of our reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
Romeo Power North America	$466	$542	$1,078	$2,182
Joint Venture Support	460	587	902	1,469
Total net revenues	$926	$1,129	$1,980	$3,651
Gross (loss) profit:
Romeo Power North America	$(5,076)	$(1,386)	$(8,902)	$(2,628)
Joint Venture Support	57	92	110	224
Total gross loss	$(5,019)	$(1,294)	$(8,792)	$(2,404)

All of our revenues (based on location of customer) and long-lived assets were within North America for the three and six months ended June 30, 2021 and 2020.

14.    TRANSACTIONS WITH RELATED PARTIES

In the ordinary course of business, the Company enters into transactions with related parties to sell products and services. The following table presents the net revenues and cost of revenues associated with our related parties, which are included in our condensed consolidated statement of operations and comprehensive (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Related party revenues - product revenues	$113	$—	$384	$—
Related party revenues - service revenues	460	587	902	1,469
Total related party revenues	573	587	1,286	1,469

Costs associated with related party revenues - product revenues	71	—	271
Costs associated with related party revenues - service revenues	403	495	792	1,245
Total costs associated with related party revenues	474	495	1,063	1,245
Gross profit associated with related party revenues	$99	$92	$223	$224

Transactions with BorgWarner and the Joint Venture — In connection with Legacy Romeo’s investment in the Joint Venture formed on June 28, 2019 (Note 5), Legacy Romeo entered into a services agreement to provide various professional services to the Joint Venture. We have also sold certain products directly to a subsidiary of BorgWarner. Revenues earned for services rendered to the Joint Venture and products sold to BorgWarner were presented in the table above. Accounts receivable from BorgWarner was $0.1 million and zero at June 30, 2021 and December 31, 2020, respectively.

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

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Transactions with Michael Patterson and related parties — On April 15, 2021, Michael Patterson ended his employment with Romeo, resigned from all positions he used to hold in the Company, the Board of Directors and the BorgWarner JV board of directors, and we entered into a consulting agreement with him for services to be provided through the end of 2021. On May 5, 2021, we signed a non-binding Memorandum of Understanding with Crane Carrier Company (“CCC”) to explore the terms of a potential commercial relationship in which we would supply batteries to CCC for its electric refuse trucks. CCC was recently acquired by Battle Motors, a company founded by Michael Patterson, and Mr. Patterson is the Chief Executive Officer of both CCC and Battle Motors.

15.     COMMITMENTS AND CONTINGENCIES

Litigation — We are subject to certain claims and legal matters that arise in the normal course of business. Management does not expect any such claims and legal actions to have a material adverse effect on our financial position, results of operations or liquidity, except the following:
A police officer was injured as a result of an automobile accident resulting from an allegedly intoxicated Legacy Romeo employee driving following his departure from a 2017 company holiday party that occurred after hours and not on our premises. We terminated the employee’s employment shortly after the incident occurred. This matter resulted in a personal injury lawsuit (Chelico et al. v. Romeo Systems, Inc., et al., Case # 18STCV04589, Los Angeles County), for which we are a named defendant. In July 2020, we settled this matter in principle and agreed to pay a settlement of $6.0 million. Correspondence that we believe constituted a legally enforceable agreement was exchanged on July 22, 2020. Our business and umbrella insurance carriers agreed to cover the cost of damages owed. As a result, we accrued $6.0 million as a legal settlement payable with a corresponding insurance receivable for $6.0 million as of June 30, 2021 and December 31, 2020. Because the plaintiff had not proceeded to finalize the settlement transaction due to a dispute with the City of Los Angeles related to the allocation of the global settlement payment between the plaintiff and the LAPD (unrelated to Romeo), we filed a motion for summary judgment in Case # 18STCV04589 and filed a claim for breach of contract against the plaintiff in Romeo Systems et al. v. Chelico, Case # 21STCV20701. The summary judgment motion was argued on July 1, 2021, and on July 27, 2021, the court ruled that issues of fact precluded summary judgment. On the breach of contract claim, the police officer’s response to the complaint is due August 12, 2021. A mediation on the allocation issue is scheduled to occur on September 17, 2021.

In October 2020, a wage-and-hour class action was filed in Los Angeles Superior Court on behalf of all current and former non-exempt employees in California from October 2016 to present. The allegations include meal and rest period violations and various related claims. The case is currently stayed pending mediation, which was continued to October 2021. We intend to defend ourselves against these claims and the possible range of loss, if any, cannot currently be estimated.

On February 26, 2021, plaintiff Lady Benjamin PD Cannon f/k/a Ben Cannon filed a complaint (the “Cannon Complaint”) against Romeo and Michael Patterson (“Patterson”) in the Court of Chancery for the State of Delaware. The Cannon Complaint includes claims for declaratory relief (against Romeo and Patterson), non-compliance with Article 9 of the Delaware UCC (against Patterson), conversion (against Romeo and Patterson), and breach of contract (against Romeo). Generally, plaintiff alleges that the transfer to Patterson of a warrant for 1,000,000 shares of Romeo’s Common Stock, which plaintiff pledged as security for a loan, is invalid, that Patterson improperly accepted that warrant in satisfaction of the loan, and that she, not Patterson, holds the right to exercise that warrant and to purchase the equivalent of 1% of Romeo’s Common Stock. The relief sought by plaintiff includes declaratory relief, return of the warrant, specific performance on the warrant, money damages, cost of suit, and attorney fees. On May 4, 2021, Romeo filed a motion to dismiss all claims against it under Delaware Chancery Rule 12(b)(6); on May 17, 2021, plaintiff filed a motion for partial summary judgment; and on June 16, 2021, Romeo and Patterson filed a joint Rule 56(f) motion for discovery. Those motions are pending, and we intend to defend ourselves vigorously against plaintiff’s claims. The outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties. Given the early stage of the litigation and based upon information presently known to management, we are not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.

On April 16, 2021, plaintiff Travis Nichols filed a class action complaint (the “Nichols Complaint”) against Romeo, in the U.S. District Court for the Southern District of New York. The Nichols Complaint alleges that defendants made false and misleading statements regarding the supply of battery cells, which are components of Romeo’s products, and the Company’s ability to meet customer demand and achieve its revenue forecast for 2021. On May 6, 2021, plaintiff Victor J. Toner filed a second class action complaint (the “Toner Complaint”) against Romeo, in the U.S. District Court for the Southern District of New York. The allegations in the Toner Complaint are substantially similar to the allegations in the Nichols Complaint. The

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
relief sought by both plaintiffs includes money damages, reimbursement of expenses, and equitable relief. On July 15, 2021, the Court consolidated the two pending cases and appointed a lead plaintiff. The lead plaintiff must file a consolidated amended complaint on or before September 15, 2021. We have not yet responded to the lawsuit, but we intend to defend ourselves vigorously against these claims. This litigation is at preliminary stages and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties. Based upon information presently known to management, we are not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.

On May 19, 2021, plaintiff Tiffany Westbrooks filed a complaint (the “Westbrooks Complaint”) against Romeo, in the Superior Court of the State of California for the County of Los Angeles. The Westbrooks Complaint alleges claims for discrimination based on race, color, national origin, and/or ancestry; harassment based on race, color, national origin, and/or ancestry; disability discrimination; failure to prevent discrimination and/or retaliation; retaliation; violation of California Government Code section 12940(h); violation of the California Family Rights Act; retaliation for taking leave under the California Family Rights Act; wrongful termination in violation of public policy; intentional infliction of emotional distress; failure to provide employment records upon request; and failure to produce personnel records upon request. The relief sought by plaintiff includes past and future lost income and benefits, emotional distress damages, pre-judgment interest, cost of suit and attorneys’ fees, punitive damages, and statutory penalties. We intend to defend ourselves against these claims and the possible range of loss, if any, cannot currently be estimated.

16.  CONCENTRATION OF RISK

Customer Concentration and Accounts Receivable

We had certain customers whose revenue individually represented 10% or more of our total revenue, or whose accounts receivable balances individually represented 10% or more of our total accounts receivable, as follows:
For the three months ended June 30, 2021, total revenue recognized included 17% from one major customer, 12% from a second major customer, 11% from a third major customer and 50% from the Joint Venture engineering services, together representing 90% of our total revenue. For the three months ended June 30, 2020, total revenue recognized included 39% from one major customer, and 52% from the Joint Venture engineering services, together representing 91% of our total revenue.
For the six months ended June 30, 2021, total revenue recognized included 19% from one major customer, 12% from a second major customer, 12% from a third major customer and 46% from the Joint Venture engineering services, together representing 89% of our total revenue. For the six months ended June 30, 2020, total revenue recognized included 55% from one major customer, and 42% from the Joint Venture engineering services, together representing 97% of our total revenue.
As of June 30, 2021, our total reported accounts receivable balance included 62% from one major customer, 11% from a second major customer and 5% from the Joint Venture engineering services account, together representing 78% of our total accounts receivable. As of December 31, 2020, our total reported accounts receivable balance included 13% from one major customer, 13% from another major customer and 44% from the Joint Venture engineering services account, together representing 70% of our total accounts receivable.
The Joint Venture engineering services account is included in the Joint Venture Support operating segment. The remaining major customers referenced are customers of the Romeo Power North America operating segment.

Supplier Concentration

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our battery modules and packs, such as battery cells, electrical components, electromechanical components, mechanical components and enclosure materials. Some of the components used in our battery modules and packs are purchased by us from single sources. While we believe that we may be able to establish alternative supply relationships and can obtain or engineer replacement components for our single-sourced components, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, financial condition, operating results, and future prospects. Furthermore, in certain cases, the establishment of an alternative supply relationship could require us to visit a new supplier’s facilities in order to qualify the supplier and perform supplier quality audits, and, over the past twelve months, our ability to travel and qualify new suppliers has been directly impacted by COVID-19. During the three and

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
six months ended June 30, 2021, respectively, three third-party suppliers of key single-sourced components and materials used in our battery modules and packs represented 26% and 24% of our total purchases during the period.

We are dependent on the continued supply of battery cells for our products, and we will require substantially more cells to grow our business according to our plans. Currently, the overall supply of battery cells that we utilize in our manufacturing process has been constrained by high market demand. We currently purchase our cylindrical battery cells from two Tier 1 cylindrical battery cell suppliers, whose cells are qualified for use in electric vehicle (“EV”) applications. To date, we have only fully qualified a very limited number of additional suppliers and have limited flexibility in changing battery cell suppliers, though we are actively engaged in activities to qualify additional battery cell suppliers for use in EV applications. During the three and six months ended June 30, 2021, respectively, 46% and 39% of our total purchases for components of our products were for battery cells, of which 99% and 98% of the battery cell purchases were concentrated with two Tier 1 suppliers. We may purchase our battery cells either directly from the cell supplier or through a distributor.

17.  SUBSEQUENT EVENTS

Effective August 10, 2021, we entered into a long-term supply agreement for the purchase of lithium-ion battery cells with a Tier 1 battery cell and materials manufacturer (“Supplier”). Under the long-term supply agreement, the Supplier is committed to supplying cells to us, at escalating annual minimums, through June 30, 2028. Supplier's minimum total supply commitment to us, and our minimum purchase obligation, is for 445.5 million cells, and Supplier has agreed to use its best effort to allocate additional cells to us through 2023.
To facilitate Supplier’s supply of cells, we agreed to pay Supplier by December 31, 2021 a deposit of $1.5 million, which will be applied as an advance for cells purchased in 2021 and 2022, and a prepayment of approximately $64.7 million by September 10, 2021, which will be applied as an advance for the cells to be purchased from July 1, 2023 through June 30, 2028. Pursuant to the terms of the long-term supply agreement, the unit price of the cells will be adjusted semiannually based on a raw materials index as prices change.
If the Company breaches its minimum volume commitment during any applicable year or portion thereof, Supplier is entitled to retain, as liquidated damages, the remaining balance of the Deposit or Prepayment (i.e., amounts that have not yet been applied as a credit against purchased cells), as applicable. If Supplier materially breaches its minimum volume commitment during any applicable year or portion thereof, or in the event of a force majeure, Supplier will be required to return the remaining balance of the Deposit or Prepayment (i.e., amounts that have not yet been applied as a credit against purchased cells), as applicable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to the “Company,” “Romeo,” “we,” “us,” “our” and similar terms refer to Romeo Power, Inc. (f/k/a RMG Acquisition Corp.) and its consolidated subsidiaries. References to “RMG” refer to RMG Acquisition Corp. prior to the consummation of the Business Combination (as defined below) and “Legacy Romeo” refers to Romeo Systems, Inc.
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
•risks of decreased revenues due to pricing pressures or lower product volume ordered from customers;
•risks that our products and services fail to interoperate with third-party systems;
•potential price increases or lack of availability of third-party technology, battery cells, components or other raw materials that we use in our products;
•potential disruption of our products, offerings, and networks;
•our ability to deliver products and services following a disaster or business continuity event;
•risks resulting from our international operations, including overseas supply chain partners;
•risks related to strategic alliances, such as our joint venture with BorgWarner (the “BorgWarner JV”);
•potential unauthorized use of our products and technology by third parties;
•potential impairment charges related to our long-lived assets, including our fixed assets and equity method investments;
•changes in applicable laws or regulations, including tariffs and similar charges;
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

We expect our capital and operating expenditures to increase significantly in connection with our ongoing activities and to prepare for growth, as the Company:

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
•hires additional personnel;
•obtains, maintains, expands, and protects its intellectual property portfolio; and
•enhances internal functions to support the requirements of a publicly-traded company.
Comparability of Financial Information

Our results of operations and reported assets and liabilities may not be comparable between periods as a result of the Business Combination and becoming a public company. As a result of the Business Combination, we became a New York Stock Exchange (“NYSE”) listed company, which has required and will continue to require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors' and officers' liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance, and legal fees.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us, but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors” in the 2020 Form 10-K.
COVID-19 Pandemic Update
On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions. Some locales continue to impose prolonged quarantines and restrict travel. These restrictions have impacted and continue to impact the ability of our employees to get to their places of work to produce products, our ability to obtain sufficient components or raw materials and component parts on a timely basis or at a cost-effective price, and our ability to keep our products moving through the supply chain. We took temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring some employees to work remotely and implementing social distancing protocols for all work conducted onsite. We continue to suspend non-essential travel worldwide for employees, and we are discouraging employee attendance at other gatherings.

For the six months ended June 30, 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate and are increasing in various regions. There are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion and intermittent supplier delays. To date, COVID-19 has had a limited adverse impact on our operations, supply chains, and distribution systems, but has resulted in higher costs for raw materials than previously expected. Our efforts to qualify certain new suppliers, particularly in Asia, have been postponed indefinitely, which delay has required us to continue using higher cost components for our products. Because of travel restrictions, we are unable to visit many prospective customers in person, which could delay the sales conversion cycle. Due to these precautionary measures and resulting global economic impacts, we may experience significant and unpredictable reductions in demand for certain of our products. The degree and duration of disruptions to future business activities are unknown at this time.

Ultimately, we cannot predict the duration of the COVID-19 pandemic. We will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements and deploy our production, workforce and other resources accordingly.

Global Battery Cell Shortage
The cost of battery cells manufactured by our suppliers, depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. Costs for these raw materials have increased due to higher production costs and demand surges in the electric vehicle (“EV”) market. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand, including as a result of increased global production of electric vehicles and energy storage products. A rise in the number of EV start-up companies in the United States that received substantial funding pursuant to capital markets transactions via mergers with special purpose acquisition companies (SPACs) in 2020 also has contributed to increases in demand. Any reduced availability of these materials may impact our access to cells, and any increases in their prices may reduce our profitability if we cannot recoup the increased costs through the pricing of our products or services. The availability and price of cylindrical cells, which is the form we use in our products, is particularly sensitive to the demand surge since most of the supply of other cell forms, such as pouch and prismatic cells, has been allocated previously, in some cases several years in advance.

Our current products are designed around cylindrical cells because such cells allow for optimal energy density, longest life, and the highest level of safety. There are only three battery cell suppliers for cylindrical cells (“Tier 1 Suppliers”) whose cells are qualified for use in EV applications because of their superior quality, performance, and safety standards. Other battery cell suppliers who manufacture cylindrical cells are emerging as potentially qualified sources for EV applications. We are conducting our rigorous qualification and validation process on these alternative cell suppliers in order to introduce more sourcing options into our product without sacrificing necessary performance and safety. Increased demand for electric vehicles globally has outpaced the cell production capacity of the Tier 1 Suppliers. While the Tier 1 Suppliers are increasing their output capacity in Asia and in the United States, electric vehicle battery pack manufacturers are competing for a severely limited supply of battery cells in the short and medium term. As a result of the increased demand and higher raw material costs, battery cell pricing has increased for cell purchases between 2021 and 2023. Pricing indications from our cell suppliers indicate demand may start to stabilize in 2023.
Key Components of Operating Results
The following discussion describes certain line items in our condensed consolidated statements of operations and comprehensive (loss) income.
Revenue
We primarily generate revenue from the sale of battery modules, battery packs, and BMS, as well as the performance of engineering services, inclusive of the development of prototypes. Revenue generated from the sale of our battery modules, battery packs, and BMS under standard production contracts is presented as product revenue in our condensed consolidated statements of operations and comprehensive (loss) income. Revenue generated from the production of prototypes is included in services revenue in our condensed consolidated statements of operations and comprehensive (loss) income, when prototypes are developed as a part of broader engineering services contracts, which are commonly entered into prior to signing a full production contract with a customer. Services revenue also includes revenue earned for engineering services provided to the BorgWarner JV.
Cost of Revenue and Gross Loss
Cost of revenue is comprised primarily of product costs, personnel costs (e.g., for production line and production management employees), logistics and freight costs, depreciation and amortization of manufacturing and test equipment, and allocation of fixed overhead expenses. Our product costs are impacted by technological innovations, such as advances in battery controls and battery configurations, new product introductions, economies of scale that result in lower component costs, and improvements in and automation of our production processes. Our production line and production management personnel costs are primarily impacted by (1) changes in headcount, number of shifts, and number of production lines that will be required to meet our anticipated future production levels, and (2) compensation and benefits.

Gross profit or loss may vary between periods and is primarily affected by production volumes, product costs, including costs for raw materials, components and labor, product mix, customer mix, and warranty costs.

Operating Expenses
Operating expenses primarily consist of research and development costs and selling, general, and administrative costs. Personnel-related costs are the most significant component of each of these expense classifications and include salaries, benefits, payroll taxes, sales commissions, incentive compensation, and stock-based compensation.
Research and Development Expense
Research and development expense includes personnel-related costs, third-party design and development costs, testing and evaluation costs, and other indirect costs. Research and development employees are primarily engaged in the design and development of cell science design and engineering, battery module related technology and electro-mechanical engineering, thermal engineering, and BMS engineering. We devote substantial resources to research and development programs that focus on both enhancements to, and cost efficiencies in, existing products and the timely development of new products that utilize technological innovation to drive down product costs, improve product functionality, and enhance product safety and reliability. We intend to continue to invest resources in research and development efforts on an on-going basis, as we believe this investment is critical to maintaining and strengthening our competitive position.
Selling, General, and Administrative Expense
Selling, general, and administrative expense includes both sales and marketing costs and general and administrative costs associated with back-office functions. Sales and marketing expense includes personnel-related costs, as well as marketing, customer support, trade show, and other indirect costs. We expect to continue to make the necessary sales and marketing investments to enable the execution of our strategy, which includes increasing market penetration geographically, and entering into new markets through the expansion of our customer base and strategic partners. We currently offer products targeting the North American market for commercial trucks and buses, and through the BorgWarner JV, the European market for commercial and high-performance vehicles. Through the BorgWarner JV, we expect to continue to expand the geographic reach of our product offerings and explore new revenue channels in addressable markets in the future.
General and administrative expense includes personnel-related costs attributable to our executive, finance, human resources, and information technology organizations; certain facility costs; and fees for professional services. Fees for professional services consist primarily of outside legal and accounting, consulting, audit and tax costs.
Interest Expense
Interest expense recognized during the three and six months ended June 30, 2020, primarily consisted of interest incurred under Legacy Romeo’s outstanding notes. As Legacy Romeo’s outstanding notes were converted into our Common Stock or extinguished upon consummation of the Business Combination, we have not incurred material interest expense subsequent to the Business Combination.
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

On February 16, 2021, we announced the redemption of all of the outstanding Public Warrants to purchase shares of our Common Stock. The Public Warrants were issued under the Warrant Agreement, dated February 7, 2019, by and between RMG and American Stock Transfer & Trust Company, LLC, as warrant agent, as part of the units sold in the initial public offering of RMG. All Public Warrants could be exercised until April 5, 2021 to purchase shares of our Common Stock, at the exercise price of $11.50 per share, and any Public Warrants that remained unexercised were voided and no longer exercisable. On April 5, 2021, 7,223,683 Public Warrants were redeemed at the redemption price of $0.01 per Public Warrant. The Company paid Public Warrant holders a total of $72,237 in connection with the redemption.

Investment Loss
Investment loss primarily includes realized losses recognized in connection with our available-for-sale debt investments.
Other Expense

In April 2020, Legacy Romeo agreed to cancel $1.79 million of $9.12 million stockholder notes receivable outstanding as of December 31, 2019, in the event of a sale of Legacy Romeo or an initial public offering. As a result, we recorded $1.39 million in other expense for the six months ended June 30, 2020, which represented the estimated fair value of the derivative liability as of June 30, 2020.

Loss in Equity Method Investments

Loss in equity method investments reflects the recognition of our proportional share of the net losses of our equity method investments. For the three and six months ended June 30, 2021 and 2020, these losses relate only to the BorgWarner JV, in which we hold a 40% ownership interest. As of June 30, 2021, there was no activity related to Heritage Battery Recycling, LLC (“HBR”). Therefore, during the three and six months ended June 30, 2021, there are no profits or losses from our equity method investment in HBR to be recognized.

Provision for Income Taxes

The effective tax rate realized for each period was significantly below the Federal statutory rate of 21.0%, as we incurred significant operating losses during each reporting period and did not recognize an income tax benefit associated with these losses because a full valuation allowance is maintained against our net deferred income tax assets. Any amounts reflected in provision for income taxes represent various state and local tax obligations and consist primarily of California franchise tax.

Results of Operations

	Three Months Ended June 30,		$	%
	2021	2020	Change	Change
Revenues:	(dollars in thousands)
Product revenues	$466	$458	$8	1.7%
Service revenues	460	671	(211)	(31.4)%
Total revenues	926	1,129	(203)	(18.0)%
Cost of revenues:
Product cost	5,542	1,737	3,805	219.1%
Service cost	403	686	(283)	(41.3)%
Total cost of revenues	5,945	2,423	3,522	145.4%
Gross loss	(5,019)	(1,294)	(3,725)	287.9%
Operating expenses:
Research and development	1,792	1,594	198	12.4%
Selling, general, and administrative	22,911	2,451	20,460	834.8%
Total operating expenses	24,703	4,045	20,658	510.7%
Operating loss	(29,722)	(5,339)	(24,383)	456.7%
Interest expense	(5)	(264)	259	(98.1)%
Change in fair value of public and private placement warrants	1,995	—	1,995	NM
Investment loss, net	(379)	—	(379)	NM
Other expense	—	(1,386)	1,386	(100.0)%
Loss before income taxes and loss in equity method investments	(28,111)	(6,989)	(21,122)	302.2%
Loss in equity method investments	(563)	(36)	(527)	1463.9%
Provision for income taxes	—	—	—	NM
Net loss	$(28,674)	$(7,025)	$(21,649)	308.2%

NM = Not meaningful

	Six Months Ended June 30,		$	%
	2021	2020	Change	Change
Revenues:	(dollars in thousands)
Product revenues	$1,078	$2,046	$(968)	(47.3)%
Service revenues	902	1,605	(703)	(43.8)%
Total revenues	1,980	3,651	(1,671)	(45.8)%
Cost of revenues:
Product cost	9,980	4,466	5,514	123.5%
Service cost	792	1,589	(797)	(50.2)%
Total cost of revenues	10,772	6,055	4,717	77.9%
Gross loss	(8,792)	(2,404)	(6,388)	265.7%
Operating expenses:
Research and development	5,563	3,396	2,167	63.8%
Selling, general, and administrative	40,910	5,358	35,552	663.5%
Total operating expenses	46,473	8,754	37,719	430.9%
Operating loss	(55,265)	(11,158)	(44,107)	395.3%
Interest expense	(12)	(518)	506	(97.7)%
Change in fair value of public and private placement warrants	118,120	—	118,120	NM
Investment loss, net	(289)	—	(289)	NM
Other expense	—	(1,386)	1,386	(100.0)%
Income (loss) before income taxes and loss in equity method investments	62,554	(13,062)	75,616	578.9%
Loss in equity method investments	(1,206)	(732)	(474)	64.8%
Provision for income taxes	(10)	—	(10)	NM
Net income (loss)	$61,338	$(13,794)	$75,132	544.7%

NM = Not meaningful

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Revenues

	Three Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
	(dollars in thousands)
Product revenues	$466	50.3%	$458	40.6%
Service revenues	460	49.7%	671	59.4%
Total revenues	$926	100.0%	$1,129	100.0%

Product revenues
Product revenues remained relatively consistent compared to the same period in the prior year. We expect the current volume of our commercial vehicle pack and module production and delivery activity to increase as we increase delivery on the four supply contracts that started production and delivery during 2021. Additionally, we continue to produce against an engineering and prototype development agreement that is subsequently described in the discussion of service revenues. The current engineering and prototype agreement is the precursor to a future product supply agreement, for which product deliveries and revenues are expected to begin to be recognized towards the completion of our fiscal year ending December 31, 2021.

We expect to continue to report product revenues similar to current levels until we begin to produce and deliver modules and packs at greater scale in accordance with our more recently signed customer supply contracts, certain of which provide for minimum take or pay order commitments. Minimum quantity commitments related to contracts signed through June of 2021 exceed $554.0 million of backlog. While the delivery of modules and packs and recognition of the associated product revenues under certain of these supply contracts will not commence until after completion of the delivery of engineering and prototype services, we expect to recognize approximately $18.9 million of this backlog revenue during the remainder of our fiscal year ending December 31, 2021.

Service revenues

Service revenues decreased approximately $0.2 million, or 31.4%, for the three months ended June 30, 2021, as compared to service revenues for the same period in the prior year. The decrease is primarily related to a reduction in engineering labor services provided to the BorgWarner JV. During the three months ended June 30, 2021, we provided $0.5 million of engineering labor services to the BorgWarner JV compared to $0.6 million for the same period in the prior year. Additionally, the timing of deliveries against engineering and prototype contracts, for which revenue is deferred until all engineering services are complete and all prototypes have been delivered, varied. During the three months ended June 30, 2021, we deferred approximately $1.2 million of service revenues in accordance with our accounting policy, pursuant to which we recognize revenue at the point in time that the final developed prototype is delivered.
Cost of Revenues

	Three Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenues – product cost	$5,542	93.2%	$1,737	71.7%
Cost of revenues – service cost	403	6.8%	686	28.3%
Total cost of revenues	$5,945	100.0%	$2,423	100.0%

Cost of revenues – product cost
Cost of revenues associated with product revenues increased approximately $3.8 million, or 219.1%, for the three months ended June 30, 2021, as compared to the same period in the prior year. Our costs of product revenue increased, despite consistent product sales, as production labor headcount and related fixed and semi-fixed costs attributable to production-related personnel increased $1.4 million, as we prepare for the ramp-up of production rates to support larger supply contracts. In addition, a portion of the increase in product costs of sales can be attributed to material costs, including material cost variances. The increase in material costs is partially attributable to procuring some key components at higher than standard costs due to increasing scarcity of supply. We expect the latter half of fiscal year 2021 to reflect a shift in production activities away from the manufacturing of prototypes under significant engineering and prototype service contracts entered into during 2020, towards the manufacture of products to fulfill ongoing supply contracts.
In addition, during the three months ended June 30, 2021, a $0.9 million increase in expense resulted from the write-down of excess and obsolete inventory primarily due to obsolescence of certain raw materials and work-in-progress as a result of technological advances and excess inventory from final purchase orders differing from our estimates. We did not record any inventory write-downs during the same period in the prior year.

Overhead costs remained consistent period over period. A significant portion of the overhead costs that we incurred in both periods include facility rent, utilities, and depreciation of manufacturing equipment and tooling, which are fixed or semi-fixed in nature and allocated between product and service costs based on production levels. As manufacturing activities under our supply contracts increase we would expect to achieve improved overhead cost leverage as a result.

Cost of revenues – service cost

Cost of revenues associated with service revenues decreased approximately $0.3 million, or 41.3%, for the three months ended June 30, 2021, as compared to cost of revenues associated with service revenues for the same period in the prior year. This decrease is primarily related to the timing of deliveries against engineering and prototype contracts, for which revenue and costs are deferred until all engineering services are complete and all prototypes have been delivered. During the three months ended June 30, 2021, we deferred approximately $1.2 million of cost of revenues in accordance with our accounting policy, pursuant to which we recognize revenue and costs at the point in time the final developed prototype is delivered. Additionally, during the three months ended June 30, 2021, cost of revenues attributable to the personnel costs of employees dedicated to providing engineering services to the BorgWarner JV decreased by $0.1 million, due to decreased services provided to the BorgWarner JV during the period.
Research and Development Expense

Research and development expense increased approximately $0.2 million, or 12.4%, for the three months ended June 30, 2021, as compared to the same period in the prior year. The increase was primarily attributable to compensation, benefits and bonus costs, which was due to an increase in department headcount as a result of increased research and development activities to support the product development cycle.

Selling, General, and Administrative Expense
Selling, general, and administrative expense increased approximately $20.5 million, or 834.8%, for the three months ended June 30, 2021, as compared to the same period in the prior year. The increase was primarily attributable to the following items (in thousands):

Primary Drivers	Increase / (Decrease)
Compensation and benefit costs (excluding stock-based compensation)	$4,415
Professional fees	3,042
Stock-based compensation	7,398
Insurance	1,372
Primary drivers of the total increase in selling, general and administrative expense	$16,227

The $7.4 million increase in stock-based compensation expense was driven primarily by the performance and market-based stock option grant awarded to our former chairman and CEO, which was valued at $9.3 million and was recognized over the period from December 29, 2020 through June 27, 2021. The additional stock-based compensation expense is related to vesting of stock options, RSUs and PSUs granted under our stock incentive plans. Professional fees increased $3.0 million primarily as a result of legal, audit and accounting fees associated with new public company accounting and regulatory reporting requirements, as well as additional consulting services obtained to assist with our transition to being a public company. Compensation and benefits increased $4.4 million due to a 37.5% increase in departmental headcount, annual compensation increases, and compensation expense related to retention bonuses awarded to five members of our executive team. Insurance expense increased approximately $1.4 million due to the purchases of required insurance policies to comply with the requirements of being a publicly traded company. As discussed in the ‘Overview’ section, we expect selling, general, and administrative expense to be higher as compared to historical periods now that the Business Combination has been completed. The higher costs are expected to be attributable to increased investment in marketing, advertising, and the sales and distribution infrastructure for our products and services; increased personnel in internal functions such as operations, finance, and information technology to support our current state as a publicly traded company; and substantial investment in management information systems.
Interest Expense
In connection with the Business Combination, we repaid or converted all outstanding debt, except for our loans from the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”). The decrease in interest expense reflects the payoff or conversion of substantially all of our debt on December 29, 2020. We did not incur any new debt during the three months ended June 30, 2021.
Change in Fair Value of Public and Private Placement Warrants
For the three months ended June 30, 2021, the change in fair value of the Public and Private Placement Warrants was a decrease of $2.0 million, resulting in the recognition of a gain related to the reduction of the carrying value of the associated liability. The Company re-measures the fair value of the Public and Private Placement Warrants at each reporting period. The decrease in the fair value of the Public and Private Placement Warrants was due to the decreases in the price of our Common

Stock and the Public Warrants subsequent to the Business Combination as well as the Public Warrant redemption that occurred on April 5, 2021. Romeo did not become subject to the recognition of gains and losses from changes in the fair value of the Public and Private Placement Warrants until after the Business Combination and, accordingly, no gain or loss related to such warrants was recognized during the three months ended June 30, 2020.

Investment Loss

Investment loss for the three months ended June 30, 2021 was approximately $0.4 million, which primarily represents realized losses incurred in connection with our available-for-sale debt investments. We did not have similar losses during the same period in the prior year due to the change in our investment position subsequent to the Business Combination.

Other Expense

In April 2020, Legacy Romeo agreed to cancel $1.79 million of $9.12 million stockholder notes receivable outstanding as of December 31, 2019, in the event of a sale of Legacy Romeo or an initial public offering. As a result, we recorded $1.39 million in other expense for the three months ended June 30, 2020, which represented the estimated fair value of the derivative liability as of June 30, 2020. The non-recurring cancellation of the amount due to us under the stockholder notes receivable was settled during the quarter ended December 31, 2020, and we did not incur similar losses during the same period in the current year.

Loss in Equity Method Investments
We account for our investment in the BorgWarner JV under the equity method of accounting and, accordingly, recognize our proportionate share of the joint venture’s earnings and losses. The amounts recognized as loss in equity method investments for the three months ended June 30, 2021 and 2020 represent our 40% share of the losses recognized by the joint venture for the corresponding period.

Net Loss
We reported a net loss of $28.7 million for the three months ended June 30, 2021, as compared to a net loss of $7.0 million for the same period in the prior year. The increase in the net loss recognized for the three months ended June 30, 2021 was due to the factors discussed above.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Revenues

	Six Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
	(dollars in thousands)
Product revenues	$1,078	54.4%	$2,046	56.0%
Service revenues	902	45.6%	1,605	44.0%
Total revenues	$1,980	100.0%	$3,651	100.0%

Product revenues
Product revenues decreased approximately $1.0 million, or 47.3%, for the six months ended June 30, 2021, as compared to the same period in the prior year. The decrease in product revenues relates primarily to lower deliveries of commercial vehicle products following the completion of a supply contract in April 2020. This decrease was partially offset by first time module and pack sales to a related party and four supply contracts that commenced production during the six months ended June 30, 2021. The term of the four supply contracts run through our fiscal years ending December 31, 2024. During the six months ended June 30, 2021, the average selling prices per unit did not have a significant impact on revenues, as compared to the same period in the prior year.
The decrease in our current commercial vehicle pack and module production activity is expected to be offset as we increase delivery on the four supply contracts that started production and delivery during 2021. Additionally, we continue to produce against an engineering and prototype development agreement, as subsequently addressed in the discussion of service revenues. The current engineering and prototype agreement is the precursor to a future product supply agreement, for which product deliveries and revenues are expected to begin to be recognized towards the completion of our fiscal year ending December 31, 2021.
We expect to continue to report product revenues similar to the current levels until we begin to produce and deliver modules and packs at greater scale in accordance with our more recently signed customer supply contracts, certain of which provide for minimum take or pay order commitments. Minimum quantity commitments related to contracts signed through June of 2021 exceed $554.0 million of backlog. While the delivery of modules and packs and recognition of the associated product revenues under certain of these supply contracts will not commence until after completion of the delivery of engineering and prototype services, we expect to recognize approximately $18.9 million of this backlog revenue during the remainder of our fiscal year ending December 31, 2021.
Service revenues
Service revenues decreased approximately $0.7 million, or 43.8%, for the six months ended June 30, 2021, as compared to the same period in the prior year. Service revenues earned for engineering services provided to the BorgWarner JV were $0.9 million during the six months ended June 30, 2021 compared to $1.6 million for the same period in the prior year. Additionally, service revenues related to non-recurring engineering and prototype contracts decreased due to the timing of deliveries, for which revenue is deferred until all engineering services are complete and all prototypes have been delivered. During the six months ended June 30, 2021, we deferred approximately $2.2 million of service revenues in accordance with our accounting policy, pursuant to which we recognize revenue at the point in time the final developed prototype is delivered.
Cost of Revenues

	Six Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenues – product cost	$9,980	92.6%	4,466	73.8%
Cost of revenues – service cost	792	7.4%	1,589	26.2%
Total cost of revenues	$10,772	100.0%	$6,055	100.0%

Cost of revenues – product cost
Cost of revenues associated with product revenues increased approximately $5.5 million, or 123.5%, for the six months ended June 30, 2021, as compared to the same period in the prior year. Our costs of product revenue increased, despite lower product sales, as production labor headcount and related fixed and semi-fixed costs attributable to production-related personnel increased $2.2 million, as we prepare for the ramp-up of production rates to support larger supply contracts. In addition, a portion of the increase in product costs of sales can be attributed to material costs, including material cost variances. The increase in material costs is partially attributable to procuring some key components at higher than standard costs due to increasing scarcity of supply. We expect the latter half of fiscal year 2021 to reflect a shift in production activities away from the manufacturing of prototypes under significant engineering and prototype service contracts entered into during 2020, towards the manufacture of products to fulfill ongoing supply contracts.
In addition to the significant increase in labor and material costs partially triggered by actions taken in anticipation of higher module and pack production under supply contracts later in the year, we realized a $1.2 million increase in expense resulting from the write-down of excess and obsolete inventory, primarily due to obsolescence of certain raw materials and work-in-progress as a result of technological advances and excess inventory from final purchase orders differing from our estimates. Expense attributable to inventory write-downs totaled approximately $1.2 million for the six months ended June 30, 2021, as compared to zero for the same period in the prior year.
Overhead costs remained consistent period over period. A significant portion of the overhead costs that we incurred in both periods include facility rent, utilities, and depreciation of manufacturing equipment and tooling, which are fixed or semi-fixed in nature and allocated between product and service costs based on production levels. As manufacturing activities under our supply contracts increase we would expect to achieve improved overhead cost leverage as a result.

Cost of revenues – service cost
Cost of revenues associated with service revenues decreased approximately $0.8 million, or 50.2%, for the six months ended June 30, 2021, as compared to cost of revenues associated with service revenues for the same period in the prior year. During the six months ended June 30, 2020 the cost of revenue attributable to providing engineering services to the BorgWarner JV decreased by $0.5 million due to decreased services provided to the BorgWarner JV during the period. Additionally, cost of revenues associated with service revenue decreased approximately $0.3 million related to the timing of deliveries against engineering and prototype contracts for which revenue and costs are deferred until all engineering services are complete and all prototypes have been delivered. During the six months ended June 30, 2021, we deferred approximately $2.2 million of cost of revenues associated with service revenues in accordance with our accounting policy, pursuant to which we recognize revenue and costs at the point in time the final developed prototype is delivered.
Research and Development Expense
Research and development expense increased approximately $2.2 million, or 63.8%, for the six months ended June 30, 2021, as compared to the same period in the prior year. The increase was primarily attributable to the following item (in thousands):

Primary Driver	Increase / (Decrease)
Compensation and benefit costs	$2,015

The $2.0 million increase in compensation and bonus costs, was due to a 62.4% increase in department headcount as a result of increased research and development activities to support the product development cycle.
Selling, General, and Administrative Expense
Selling, general, and administrative expense increased approximately $35.6 million, or 663.5%, for the six months ended June 30, 2021, as compared to the same period in the prior year. The increase was primarily attributable to the following items (in thousands):

Primary Drivers	Increase / (Decrease)
Compensation and benefit costs (excluding stock-based compensation)	$6,691
Professional fees	6,831
Stock-based compensation	13,501
Insurance	2,612
Primary drivers of the total increase in selling, general and administrative expense	$29,635

The $13.5 million increase in stock-based compensation expense was driven primarily by the performance and market-based stock option grant awarded to our former chairman and CEO, which was valued at $9.3 million and was recognized over the period from December 29, 2020 through June 27, 2021. The additional stock-based compensation expense is related to vesting of stock options, RSUs and PSUs granted under our stock incentive plans. Professional fees increased $6.8 million primarily as a result of legal, audit and accounting fees associated with new public company accounting and regulatory reporting requirements and additional consulting services obtained to assist with our transition to being a public company. Compensation and benefits increased $6.7 million due to a 31.5% increase in departmental headcount, annual compensation increases, and compensation expense related to retention bonuses awarded to five members of our executive team. Insurance expense increased approximately $2.6 million due to the purchases of required insurance policies to comply with the requirements of being a publicly traded company. As discussed in the ‘Overview’ section, we expect selling, general, and administrative expense to be higher as compared to historical periods now that the Business Combination has been completed. The higher costs are expected to be attributable to increased investment in marketing, advertising, and the sales and distribution infrastructure for our products and services; increased personnel in internal functions such as operations, finance, and information technology to support our current state as a publicly traded company; and substantial investment in management information systems.

Interest Expense
In connection with the Business Combination, we repaid or converted all outstanding debt, except for our PPP loans. The decrease in interest expense reflects the payoff or conversion of substantially all of our debt on December 29, 2020. We did not incur any new debt during the six months ended June 30, 2021.
Change in Fair Value of Public and Private Placement Warrants
For the six months ended June 30, 2021, the change in fair value of the Public and Private Placement Warrants was a decrease of $118.1 million, resulting in the recognition of a substantial gain related to the reduction of the carrying value of the associated liability. The Company re-measures the fair value of the Public and Private Placement Warrants at each reporting period. The decrease in the fair value of the Public and Private Placement Warrants was primarily due to the decreases in the price of our Common Stock and the Public Warrants subsequent to the Business Combination as well as the Public Warrant redemption that occurred on April 5, 2021. Romeo did not become subject to the recognition of gains and losses from changes in the fair value of the Public and Private Placement Warrants until after the Business Combination and, accordingly, no gain or loss related to such warrants was recognized during the six months ended June 30, 2020.
Investment Loss

Investment loss for the six months ended June 30, 2021 was approximately $0.3 million, which represent realized losses, fees, and expenses incurred in connection with our available-for-sale debt investments. We did not have similar losses during the same period in the prior year due to the change in our investment position subsequent to the Business Combination.
Other Expense

In April 2020, Legacy Romeo agreed to cancel $1.79 million of $9.12 million stockholder notes receivable outstanding as of December 31, 2019, in the event of a sale of Romeo or an initial public offering. As a result, Romeo recorded $1.39 million in Other expense for the six months ended June 30, 2020, which represented the estimated fair value of the derivative liability as of June 30, 2020. The non-recurring cancellation of the amount due to us under the stockholder notes receivable ultimately was settled during the quarter ended December 31, 2020, and we did not incur similar losses during the same period in the current year.

Loss in Equity Method Investments

We account for our investment in the BorgWarner JV under the equity method of accounting and, accordingly, recognize our proportionate share of the joint venture’s earnings and losses. The amounts recognized as loss in equity method investments for the six months ended June 30, 2021 and 2020 represent our 40% share of the losses recognized by the joint venture for the corresponding period.

Net Income (Loss)
We reported net income of $61.3 million for the six months ended June 30, 2021, as compared to a net loss of $13.8 million for the same period in the prior year. The increase in the net income recognized for the six months ended June 30, 2021 was due to the change in fair value of our Public and Private Placement Warrants, partially offset by the factors discussed above.
Business Segment Results of Operations

We operate in two business segments: Romeo Power North America and Joint Venture Support. We have organized our business segments based on the customers served. Romeo Power North America sells our products and services to external customers; whereas, the Joint Venture Support segment provides engineering services exclusively to the BorgWarner JV. Segment results for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):
Business Segment Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Romeo Power North America	$466	$542	$1,078	$2,182
Joint Venture Support	460	587	902	1,469
Total revenues	$926	$1,129	$1,980	$3,651

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Romeo Power North America
The Romeo Power North America segment’s revenues consist of all product and service revenues, with the exception of certain service revenues earned from providing engineering services to the BorgWarner JV. Accordingly, the $0.1 million, or 14.0% decrease in Romeo Power North America revenues was driven by the decrease in service revenues related to non-recurring engineering and prototype contracts discussed above, as product revenues were approximately the same for the comparable quarters ended June 30, 2021 and 2020.

Joint Venture Support

The Joint Venture Support segment’s reported revenue for the three months ended June 30, 2021 and 2020 relates to engineering services provided to the BorgWarner JV. The Joint Venture Support revenue decreased $0.1 million, or 21.7%, for the three months ended June 30, 2021, due to a decrease in the engineering support provided to the BorgWarner JV as compared to the same period in the prior year.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Romeo Power North America

The Romeo Power North America segment’s revenues consist of all product and service revenues, with the exception of certain service revenues earned from providing engineering services to the BorgWarner JV. Accordingly, the $1.1 million, or 50.6% decline in Romeo Power North America revenues includes the decrease in both product revenues and service revenues related to non-recurring engineering and prototype contracts discussed above.
Joint Venture Support
The Joint Venture Support segment’s reported revenue for the six months ended June 30, 2021 and 2020 relates to engineering services provided to the BorgWarner JV. The Joint Venture Support revenue decreased $0.6 million, or 38.6%, for the six months ended June 30, 2021, due to a decrease in the engineering support provided to the BorgWarner JV as compared to the same period in the prior year.

Business Segment Gross (Loss) Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Business segment gross (loss) profit
Romeo Power North America	$(5,076)	$(1,386)	$(8,902)	$(2,628)
Joint Venture Support	57	92	110	224
Total business segment gross loss	$(5,019)	$(1,294)	$(8,792)	$(2,404)

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Romeo Power North America
The Romeo Power North America segment’s gross loss reflects product and service revenues generated from all customers except the BorgWarner JV, less the associated costs of sales. The Romeo Power North America segment’s gross loss increased $3.7 million, or 266.2%, for the three months ended June 30, 2021, as compared to the same period in the prior year. This increase in the reported gross loss is primarily attributable to the increase in the costs incurred by the segment during the quarter ended June 30, 2021. Labor costs increased for the three months ended June 30, 2021, as a result of an increase in the headcount of production-related personnel. We have increased headcount in preparation for the anticipated increase in production as we work down our existing sales backlog. During the three months ended June 30, 2021, we also experienced (1) an increase in materials costs, including material cost variances for purchases of some key components of our modules and packs at higher than standard costs due to increasing scarcity of supply, and (2) an increase in expense related to the write-down of excess and obsolete inventory of $0.9 million.

An increase in our production levels and revenues in future periods to work down our existing sales backlog, would be expected to improve cost leverage due to (1) advanced product design maturity, (2) a reduction in direct materials costs for significant components of our battery modules and packs – for example, as we shift from customized production to more standardized production for key components that make up a significant portion of each unit’s materials cost, (3) a reduction in the costs of inventory purchases driven by larger quantity purchases that will be supported by firm customer orders, and (4) lower un-absorbed labor and overhead costs.
Joint Venture Support
The Joint Venture Support segment’s gross profit is reflective of revenues earned from engineering services provided to the BorgWarner JV, less our internal costs to deliver those services – primarily consisting of personnel costs. The Joint Venture Support segment’s gross profit decreased by 38%, for the three months ended June 30, 2021, due to a decrease in the engineering support provided to the BorgWarner JV as compared to the same period in the prior year. However, the Joint Venture Support segment’s gross profit as a percentage of revenue has remained consistent period over period.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Romeo Power North America

The Romeo Power North America segment’s gross loss reflects product and service revenues generated from all customers except the BorgWarner JV, less the associated costs of sales. The Romeo Power North America segment’s gross loss increased $6.3 million, or 238.8%, for the six months ended June 30, 2021, as compared to the same period in the prior year. This increase in the reported gross loss is primarily attributable to lower segment product revenue, and an increase in the labor costs incurred by the segment during the six months ended June 30, 2021. Labor costs increased for the six months ended June 30, 2021, as a result of an increase in the headcount of production-related personnel. We have increased headcount in preparation for the anticipated increase in production as we work down our existing sales backlog. During the six months ended June 30, 2021 we also experienced (1) an increase in materials costs, including material cost variances for purchases of some key components of our modules and packs at higher than standard costs due to increasing scarcity of supply, and (2) an increase in expense related to the write-down of excess and obsolete inventory of $1.2 million.

An increase in our production levels and revenues in future periods to work down our existing sales backlog, would be expected to improve cost leverage due to (1) advanced product design maturity, (2) a reduction in direct materials costs for significant components of our battery modules and packs – for example, as we shift from customized production to more standardized production for key components that make up a significant portion of each unit’s materials cost, (3) a reduction in the costs of inventory purchases driven by larger quantity purchases that will be supported by firm customer orders, and (4) lower unabsorbed labor and overhead costs.
Joint Venture Support
The Joint Venture Support segment’s gross profit is reflective of revenues earned from engineering services provided to the BorgWarner JV, less our internal costs to deliver those services – primarily consisting of personnel costs. The Joint Venture Support segment’s gross profit decreased $0.1 million, or 51.0%, for the six months ended June 30, 2021, due to a decrease in the engineering support provided to the BorgWarner JV as compared to the same period in the prior year. However, the Joint Venture Support segment’s gross profit as a percentage of revenue has remained consistent period over period.
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
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest income and expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” has been calculated using EBITDA adjusted for, stock-based compensation, a gain on the change in fair value of the Public and Private Placement Warrants, investment loss, net and forgiveness of portion of shareholder notes receivable. We believe that both EBITDA and Adjusted EBITDA provide additional information for investors to use in (1) evaluating our ongoing operating results and trends and (2) comparing our financial performance with those of comparable companies which may disclose similar non-GAAP financial measures to investors. These non-GAAP measures provide investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(28,674)	$(7,025)	$61,338	$(13,794)
Interest expense	5	264	12	518
Provision for income taxes	—	—	10	—
Depreciation and amortization expense	494	468	999	950
EBITDA	(28,175)	(6,293)	62,359	(12,326)
Stock-based compensation	8,189	375	14,742	652
Change in fair value of public and private placement warrants	(1,995)	—	(118,120)	—
Investment Loss, net	379	—	289	—
Forgiveness of portion of stockholder notes receivable	—	1,386	—	1,386
Adjusted EBITDA	$(21,602)	$(4,532)	$(40,730)	$(10,288)

Liquidity and Capital Resources

Our continuing short-term and long-term liquidity requirements are expected to be impacted by the following, among other things:
•the timing and the costs involved in bringing our products to market;
•the expansion of production capacity;
•our ability to manage the costs of manufacturing;
•capital commitments that may be required to secure long-term cell supply arrangements;
•general business liabilities, including the cost of warranty and quality claims, commercial disputes, and potential business litigation costs and liabilities;
•the scope, progress, results, costs, timing and outcomes of our research and development for our battery modules and battery packs;
•the costs of maintaining, expanding and protecting our intellectual property portfolio, including licensing expenses and potential intellectual property litigation costs and liabilities;
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

Liquidity Requirements

As of June 30, 2021, our current assets were approximately $295.7 million, consisting primarily of cash and cash equivalents, available-for-sale debt investments, inventory, prepaid expenses and other current assets, and an insurance receivable. As of June 30, 2021, our current liabilities were approximately $26.3 million, consisting primarily of accounts payable, accrued expenses, and a legal settlement amount. This strong liquidity position resulted from the Business Combination, which raised $345.8 million in cash that is being used by the Company to fund both operations and strategic initiatives.
As described in more detail under “Subsequent Events” (see Note 17 of Notes to Condensed Consolidated Financial Statements), the Company signed a contract effective August 10, 2021 for the purchase of battery cells over the period of 2021 through 2028. As part of this contract, the Company agreed to pay a $1.5 million deposit by December 31, 2021 and a $64.7 million prepayment by September 10, 2021 for the supply of cells through the term of the contract. The prepayment will be recouped through credits received as cells are purchased. Other strategic initiatives, which may or may not be similar in nature to the new cell supply agreement, will continue to be assessed in the context of balancing business value and our liquidity position. We may consider future strategic initiatives which in our assessment may lead to opportunities to maximize value of the business and require significant investment. Management anticipates that, in addition to possible strategic initiatives, our other ongoing liquidity and capital needs will relate primarily to capital expenditures for the expansion and support of production capacity, investment related to continue to reduce the cost of our product, working capital to support increased production and sales volume, and general overhead and personnel expenses to support continued growth and scale. As a result, it is possible we may decide to raise additional capital and liquidity to be prepared to support and fund such initiatives and growth.
If we choose to raise additional capital in the future, the method and form of raising such capital has yet to be determined, but could range from debt to equity capital, or possibly both. If we raise funds by issuing debt securities or incurring loans, this form of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we can borrow additional capital could be disadvantageous, and the terms of debt securities or borrowings could impose significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of the Company’s Common Stock. There can be no assurances that any additional debt or equity financing would be available to us or if available, that such financing would be on favorable terms to us.

Cash Flow Analysis
The following table provides a summary of cash flow data for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,

	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	$293,942	$1,929
Operating activities:
Net income (loss)	61,338	(13,794)
Non-cash adjustments	(98,660)	3,975
Changes in working capital	(6,438)	1,486
Net cash used in operating activities	(43,760)	(8,333)
Net cash used in investing activities	(231,048)	(603)
Net cash provided by financing activities	26,412	13,870
Net change in cash, cash equivalents, and restricted cash	(248,396)	4,934
Cash, cash equivalents and restricted cash at end of period	$45,546	$6,863

Cash Flows used in Operating Activities

Net cash used in operating activities was approximately $43.8 million for the six months ended June 30, 2021. Significant cash outflows include changes in operating assets and liabilities totaling approximately $6.4 million. These net cash outflows were primarily the result of cash outlays for pre-paid expenses and other current assets and inventory purchases as well as an increase in our accounts receivable balance. Cash outflows for prepaid expenses and other current assets consisted primarily of payments for insurance policies required to comply with the requirements of being a publicly traded company and prepayments for inventory to secure supply of certain key materials. The aforementioned cash outflows were offset by increases in accounts payable and accrued expenses of $7.1 million.
An additional contributor to net cash used in operating activities during the period was our loss after adjustment for non-cash items, which approximated $37.3 million. Significant non cash adjustments include, adjustments for stock-based compensation, our non-cash equity-method loss, inventory write downs, and the change in fair value of our Public and Private Placement Warrants.

For the six months ended June 30, 2020, net cash used in operating activities was approximately $8.3 million. Significant cash inflows resulting from changes in operating assets and liabilities totaling approximately $1.5 million, were offset by our loss after adjustment for non-cash items, which approximated $9.8 million.

Cash Flows used in Investing Activities
For the six months ended June 30, 2021, net cash used in investing activities was approximately $231.0 million and was primarily related to $304.9 million used to purchase investments, our contribution of $4.0 million to the BorgWarner JV to fund operating activities, and $2.1 million for capital expenditures. Cash used for investing activities was partially offset by $79.9 million provided from sales and maturities of investments.
For the six months ended June 30, 2020, net cash used in investing activities was approximately $0.6 million, primarily driven by our capital expenditures for property and equipment.
Cash Flows from Financing Activities
For the six months ended June 30, 2021, net cash provided by financing activities of approximately $26.4 million was related to $26.6 million of proceeds from the exercise of stock options and warrants, offset by principal payments for finance leases and the redemption of our Public Warrants.
For the six months ended June 30, 2020, net cash provided by financing activities of approximately $13.9 million was primarily reflective of approximately $5.7 million from the issuance of convertible and term notes, $5.0 million from the issuance of common stock, and $3.3 million from a PPP Loan, offset by principal payments for finance leases.
Contractual Obligations and Commitments

For the six months ended June 30, 2021, there have been no material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Effective August 10, 2021, we entered into a long-term supply agreement for the purchase of lithium-ion battery cells with a tier one battery cell and materials manufacturer. See “Note 17 – Subsequent Events” of the notes to our condensed consolidated financial statements included herein for further discussion.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve our equity method investments, revenue recognition, equity valuations, public and private placement warrants, and inventory. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
There have been no substantial changes to these estimates, or the policies related to them during the six months ended June 30, 2021. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021.

In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will be detected.

Material Weakness Remediation Plan

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we determined that we had material weaknesses in our internal control over financial reporting. These material weaknesses related to (i) inadequate segregation of duties, including review and approval of journal entries; and (ii) lack of sufficient technical accounting resources.

We are focusing on the design and implementation of processes and procedures to improve our internal control over financial reporting and to remediate our material weaknesses. We have already expanded our governance and risk management leadership by hiring a Chief Financial Officer and a Chief Accounting Officer; and engaged a reputable accounting advisory firm to assist with the documentation, evaluation, remediation, and testing of our internal control over financial reporting. Our additional planned activities include:

•designing and implementing additional review procedures to include more comprehensive documentation and formalization of internal control operations;

•recruiting additional personnel, in addition to utilizing a third-party accounting advisory firm, to more effectively segregate key functions within our business and financial reporting processes;

•designing and implementing information technology general controls and business process application controls in our financial system to support our information processing objectives; and

•enhancing our financial system security role definition and implementing workflow controls, to improve the reliability of our systems process and related reporting.

The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses until we have completed our validation and testing of the design and operating effectiveness of the internal controls and that they have been in place for a sufficient period. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 15 of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report for a discussion of our legal proceedings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarter that were not previously reported on a Current Report on Form 8-K

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Incorporation by Reference
10.1 #	Offer Letter, dated June 13, 2021, by and between Romeo Power, Inc. and Kerry Shiba.	Filed herewith
10.2 #	Offer Letter, dated June 10, 2021, by and between Romeo Power, Inc. and Matthew Sant.	Filed herewith
10.3 #	Executive Employment Agreement, dated August 5, 2021, by and between Romeo Power, Inc. and Susan Brennan.	Exhibit 10.1 to the Form 8-K filed on August 6, 2021
10.4 #	Consulting Agreement, dated August 5, 2021, by and between Romeo Power, Inc. and Lionel E. Selwood, Jr.	Exhibit 10.2 to the Form 8-K filed on August 6, 2021
10.5 #	Consulting Services Letter Agreement, dated April 15, 2021, by and between Romeo Power, Inc. and Michael Patterson	Exhibit 10.1 to the Form 10-Q filed on May 17, 2021
31.1	Certification of the Principal Executive Officer required by Rule 13a 14(a) or Rule 15d 14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer required by Rule 13a 14(a) or Rule 15d 14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROMEO POWER, INC.

By:	/s/ Susan S. Brennan
Susan S. Brennan
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kerry A. Shiba
Kerry A. Shiba
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 16, 2021