Form 10-Q
period 2021-09-30
Romeo Power, Inc.
filed 2021-11-15
CIK 1757932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☒
As of November 8, 2021, 134,137,938 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Part I - Financial Statements
Item 1. Financial Statements

Condensed Consolidated Balance Sheets As of September 30, 2021 and December 31, 2020 (Unaudited) (In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$53,278	$292,442
Investments	127,798	—
Accounts receivable, net of allowance for expected credit loss of $117 and $238 at September 30, 2021 and December 31, 2020, respectively	2,623	841
Inventories, net	15,256	4,937
Insurance receivable	6,000	6,000
Deferred costs	88	—
Prepaid inventories	11,891	493
Prepaid expenses and other current assets	4,893	776
Total current assets	221,827	305,489
Restricted cash	3,000	1,500
Property, plant and equipment, net	10,618	5,484
Equity method investments	37,183	35,000
Operating lease right-of-use assets	5,287	5,469
Deferred assets	5,018	—
Prepayment - long-term supply agreement	64,703	—
Other noncurrent assets	2,807	3,100
Total assets	$350,443	$356,042

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,287	$2,900
Accrued expenses	9,595	2,844
Contract liabilities	709	815
Current maturities of long-term debt	10	2,260
Operating lease liabilities, current	855	853
Legal settlement payable	6,000	6,000
Other current liabilities	1,120	384
Total current liabilities	28,576	16,056
Long-term debt, net of current portion	32	1,082
Public and private placement warrants	3,718	138,466
Operating lease liabilities, net of current portion	4,533	4,723
Other noncurrent liabilities	—	17
Total liabilities	36,859	160,344
Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020)	—	—
Common stock ($0.0001 par value, 250,000,000 shares authorized, 134,096,818 and 126,911,861 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	13	12
Additional paid-in capital	447,684	377,253
Accumulated other comprehensive loss	(55)	—
Accumulated deficit	(134,058)	(181,567)
Total stockholders’ equity	313,584	195,698
Total liabilities and stockholders’ equity	$350,443	$356,042
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For The Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product revenues	$2,740	$51	$3,818	$2,097
Service revenues	3,019	624	3,921	2,229
Total revenues (1)	5,759	675	7,739	4,326
Cost of revenues:
Product cost	7,904	716	17,884	5,182
Service cost	2,565	1,080	3,357	2,669
Total cost of revenues	10,469	1,796	21,241	7,851
Gross loss	(4,710)	(1,121)	(13,502)	(3,525)
Operating expenses:
Research and development	4,732	1,817	10,295	5,213
Selling, general and administrative	17,607	4,945	54,393	10,303
Total operating expenses	22,339	6,762	64,688	15,516
Operating loss	(27,049)	(7,883)	(78,190)	(19,041)
Interest expense	(4)	(265)	(16)	(783)
Change in fair value of public and private placement warrants	6,134	—	124,254	—
Gain from extinguishment of PPP loan	3,300	—	3,300	—
Investment gain (loss), net	266	—	(23)	—
Other expense	—	(228)	—	(1,614)
(Loss) income before income taxes and loss in equity method investments	(17,353)	(8,376)	49,325	(21,438)
Loss in equity method investments	(611)	(540)	(1,817)	(1,272)
Benefit from income taxes	11	—	1	—
Net (loss) income	(17,953)	(8,916)	47,509	(22,710)

Other comprehensive income (loss)
Available-for-sale debt investments:
Change in net unrealized losses, net of income taxes	(61)	—	(369)	—
Net losses reclassified to earnings, net of income taxes	161	—	314	—
Total other comprehensive income (loss), net of income taxes	100	—	(55)	—
Comprehensive (loss) income	$(17,853)	$(8,916)	$47,454	$(22,710)

Net (loss) income per share
Basic	$(0.13)	$(0.11)	$0.36	$(0.30)
Diluted	$(0.13)	$(0.11)	$0.35	$(0.30)
Weighted average number of shares outstanding
Basic	134,017,528	78,639,037	131,307,617	76,900,247
Diluted	134,017,528	78,639,037	135,342,504	76,900,247
(1)    Total revenues included related party revenues of $449 and $558 for the three months ended September 30, 2021 and 2020, respectively, and $1,735 and $2,027 for the nine months ended September 30, 2021 and 2020, respectively. See Note 14.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity For The Three and Nine Months Ended September 30, 2021 (Unaudited) (In thousands, except share data)

	Common Stock		APIC	Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance—June 30, 2021	132,995,060	$13	$429,946	$—	$(155)	$(116,105)	$313,699
Issuance of common stock	1,101,758	—	6,275	—	—	—	6,275
Proceeds received for common stock issuance in the prior quarter	—	—	7,148	—	—	—	7,148
Stock based compensation	—	—	4,315	—	—	—	4,315
Other comprehensive income	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	(17,953)	(17,953)
Balance—September 30, 2021	134,096,818	$13	$447,684	$—	$(55)	$(134,058)	$313,584

	Common Stock		APIC	Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance—December 31, 2020	126,911,861	$12	$377,253	$—	$—	$(181,567)	$195,698
Issuance of common stock	6,534,957	1	50,480	—	—	—	50,481
Issuance of common stock as contract consideration	650,000	—	5,018	—	—	—	5,018
Stock based compensation	—	—	14,933	—	—	—	14,933
Other comprehensive loss	—	—	—	—	(55)	—	(55)
Net income	—	—	—	—	—	47,509	47,509
Balance—September 30, 2021	134,096,818	$13	$447,684	$—	$(55)	$(134,058)	$313,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity For The Three and Nine Months Ended September 30, 2020 (Unaudited) (In thousands, except share data)

	Common Stock		APIC	Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance—June 30, 2020	78,638,872	$8	$187,252	$(9,175)	$—	$(183,620)	$(5,535)
Issuance of common stock	2,173	—	8	—	—	—	8
Stock based compensation	—	—	132	—	—	—	132
Net loss	—	—	—	—	—	(8,916)	(8,916)
Balance—September 30, 2020	78,641,045	$8	$187,392	$(9,175)	$—	$(192,536)	$(14,311)

	Common Stock		APIC	Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance—December 31, 2019	74,449,847	$7	$181,567	$(9,175)	$—	$(169,826)	$2,573
Issuance of common stock	4,191,198	1	5,041	—	—	—	5,042
Stock based compensation	—	—	784	—	—	—	784
Net loss	—	—	—	—	—	(22,710)	(22,710)
Balance—September 30, 2020	78,641,045	$8	$187,392	$(9,175)	$—	$(192,536)	$(14,311)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows For The Nine Months Ended September 30, 2021 and 2020 (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$47,509	$(22,710)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,833	1,404
Amortization of investment premium paid	1,486	—
Stock-based compensation	14,933	784
Inventory provision	1,617	—
Change in fair value of public and private placement warrants	(124,254)	—
Gain from extinguishment of PPP loan	(3,300)	—
Loss in equity method investments	1,817	1,272
Non-cash lease expense - operating leases	182	176
Non-cash lease expense - finance leases	212	211
Derivative expense	—	1,614
Other	303	—
Changes in operating assets and liabilities:
Accounts receivable	(1,782)	(689)
Inventories	(11,936)	(1,902)
Prepaid and other current assets	(14,930)	(218)
Prepayment - long-term supply agreement	(64,703)	—
Accounts payable	7,014	2,734
Accrued expenses	5,415	2,163
Interest accrued on notes payable	—	741
Deferred costs	(88)	—
Contract liabilities	(106)	458
Operating lease liabilities	(188)	(165)
Other, net	189	1
Net cash used in operating activities	(138,777)	(14,126)

Cash flows from investing activities:
Purchase of investments	(308,970)	—
Proceeds from maturities of investments	120,030	—
Proceeds from sales of investments	59,296	—
Equity method investment	(4,000)	—
Capital expenditures	(4,998)	(561)
Net cash used in investing activities	(138,642)	(561)

Cash flows from financing activities:
Issuance of convertible notes	—	1,924
Issuance of term notes	—	4,450
Proceeds from PPP loan	—	3,300
Issuance of common stock	—	5,027
Exercise of stock options	18,481	15
Exercise of stock warrants	21,580	—
Warrant redemption payments	(72)	—
Principal portion of finance lease liabilities	(234)	(212)
Net cash provided by financing activities	$39,755	$14,504
(Continued)

Condensed Consolidated Statements of Cash Flows For The Nine Months Ended September 30, 2021 and 2020 (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2021	2020
Net change in cash, cash equivalents and restricted cash	$(237,664)	$(183)
Cash, cash equivalents and restricted cash, beginning of period	293,942	1,929
Cash, cash equivalents and restricted cash, end of period	$56,278	$1,746

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$53,278	$246
Restricted cash	3,000	1,500
Total cash, cash equivalents and restricted cash	$56,278	$1,746

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$10	$—

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable and accrued expenses at the end of period	$2,292	$686
Deferred offering costs in accounts payable and accrued expenses at period end	$—	$2,804
Issuance of common stock as contract consideration	$5,018	$—
Extinguishment of PPP loan	$3,300	$—
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
In 2019, Legacy Romeo and BorgWarner, Inc. (“BorgWarner”) formed BorgWarner Romeo Power LLC (the “Joint Venture” or “JV”) of which we own 40%. The Joint Venture was intended to accelerate our reach into international regions in a capital efficient way. See Note 17 - Subsequent Events for further information on BorgWarner’s election to sell its ownership in the JV to the Company.
Basis of Presentation
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

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The accompanying condensed consolidated financial statements include the results of Romeo Power, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated and the effect of variable interest entities have been considered in the consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q, and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the period. These results are not necessarily indicative of results for any other interim period or for the full fiscal year.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. Actual amounts could differ from these estimates. The condensed consolidated financial statements have been prepared under the assumption that Romeo will continue as a going concern.

Reclassification of Presentation in Our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

Revenues of comparative prior periods in our condensed consolidated statements of operations and comprehensive (loss) income are reclassified to conform with our current revenue presentation. In the condensed consolidated statements of operations, we’ve combined related party revenues with product revenues and service revenues and disclosed the amount of related party revenues in a captioned note.

Reclassification of Presentation in Note 3 of our Condensed Consolidated Financial Statements

Revenues of comparative prior periods presented in Note 3 of our condensed consolidated financial statements are reclassified to conform with our current revenue presentation. Since April 1, 2021, we have presented disaggregated revenue by product and service instead of further disaggregating product by battery packs and modules.

Immaterial Correction of Previously Issued Consolidated Financial Statements

During the quarter ended September 30, 2021, we identified a misstatement in our accounting for performance and market-based options granted in 2020 to our former Chairman and Chief Executive Officer (“CEO”), who was awarded 4,633,978 stock options at an exercise price of $6.69 per share. All shares covered by such award were subject to time based, performance and market condition vesting requirements.

As of December 29, 2020, the date of the Business Combination, the performance condition was satisfied (the “Performance Condition Date”), and we began recognizing stock-based compensation expense, based on the fair value of the award at August 12, 2020 which was the stock option grant date (the “Grant Date”). We recognized expense prospectively, over the remaining requisite service period, which was six months from the date of the Business Combination and included the period of December 29, 2020 through June 27, 2021.

However, in accordance with ASC 718, Compensation—Stock Compensation, we should have recognized a cumulative catch-up adjustment upon the performance condition being satisfied on December 29, 2020 for the services rendered from the

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Grant Date through the Performance Condition Date. This resulted in an understatement of $4.1 million in stock-based compensation expense, included within selling, general and administrative expense and additional paid-in capital as of December 31, 2020 and a subsequent overstatement of stock-based compensation expense, included within selling, general and administrative expense, during the interim periods ended March 31, 2021 and June 30, 2021.

The Company evaluated the materiality of the error both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and determined the effect of the correction was not material to the previously issued financial statements.

Therefore, to correct the misstatements, we have elected to correct on a prospective basis our previously issued consolidated financial statements as of and for the year ended December 31, 2020 and our unaudited interim condensed consolidated financial statements as of and for the quarter and year-to-date periods ended March 31, 2021 and June 30, 2021. Further information regarding the misstatements and related prospective corrections is included in Part II, Item 5 - Other Information of this Quarterly Report on Form 10-Q.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as described below, no material changes have been made to our significant accounting policies disclosed in Note 2 of the notes to consolidated financial statements in Part II, Item 8 of the 2020 Form 10-K.
Change in Segments — During the third quarter of 2021, we hired a new CEO who became our Chief Operating Decision Maker (“CODM”), in place of the previous senior leadership team which consisted of two individuals. Our new CODM changed how we manage our business and allocate resources, which resulted in modifications to our organizational and segment structure. As a result, we reorganized from two segments (Romeo Power North America and Joint Venture Support) to a single operating segment for the consolidated business. Our operations are now comprised of a single reportable segment. As a result, the note on segment information is not presented in this Quarterly Report on Form 10-Q.

The CODM evaluates and monitors performance primarily through consolidated sales and gross profit. Asset information is not regularly reported to the CODM for purposes of the allocation of resources or assessing segment performance.
All of our revenues (based on location of customer) and long-lived assets were within North America for the three and nine months ended September 30, 2021 and 2020.

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

Deferred Assets — Deferred assets represent upfront payments of the Company’s common stock issued to a customer and will be amortized as a reduction of revenue as the related products or services are provided to the customer.

Prepayment for Long-Term Supply Agreement — Prepayment for long-term supply agreement represents an upfront cash payment to a major supplier, which will be applied as an advance for the cells to be purchased from July 1, 2023 through June 30, 2028. See Note 15 - Commitments and Contingencies for further information.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

3.       REVENUES
Contract Liabilities—Contract liabilities in the accompanying condensed consolidated balance sheets relate to payments received in advance of satisfying performance obligations under our contracts and are realized when the associated revenue is recognized under the contracts. During the three and nine months ended September 30, 2021, changes in contract liabilities were as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Beginning balance	$3,123	$815
Revenues recognized	(2,791)	(3,610)
Increase due to billings	377	3,504
Ending balance	$709	$709

Contract liabilities are earned as services and prototypes are transferred to the customer. The remaining contract liability balance as of September 30, 2021 is expected to be earned and recognized as revenue within the next twelve months.
As of September 30, 2021, we had executed certain contracts with customers to deliver specific battery packs, modules, and battery management system and software services. These contracts contain minimum quantity purchase requirements that are non-cancellable (other than for a breach by Romeo), and we have enforceable rights to pursue payments due under these contracts under make-whole provisions, or through customary remedies for breach of contract if the minimum quantities are not ordered. The following table presents the non-cancellable minimum purchase commitments under such contracts as of September 30, 2021 (in thousands):

Contractual Minimum Purchase Commitments
Purchase contracts with make-whole provisions (1)	$310,269
Purchase contracts with provisions of customary remedies for breach of contract (2)	236,686
Total	$546,955

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(1)     For the $310.3 million of unsatisfied performance obligations related to minimum quantity purchase commitments, if the customers do not follow through on their minimum purchase commitments, we would receive a maximum of $290.8 million under certain make-whole provisions included in these contracts.

(2) For the remaining $236.7 million of unsatisfied performance obligations related to minimum quantity purchase commitments included in these contracts, if the customers do not follow through on their minimum purchase commitments, we would seek damages through customary remedies for breach of contract.

The following table presents the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2021 (in thousands):

Revenues Expected To be Recognized
October 1, 2021 through December 31, 2021	$9,825
January 1, 2022 through December 2023	447,852
Thereafter	89,278
Total	$546,955

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
The following tables disaggregate revenues by type of revenues for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Product revenues
Total product revenues	$2,740	$3,818
Service revenues
Total service revenues	3,019	3,921
Total revenues	$5,759	$7,739

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Product revenues
Total product revenues	$51	$2,097
Service revenues
Total service revenues	624	2,229
Total revenues	$675	$4,326

The following table disaggregates revenues by when control is transferred for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Point in time	$5,328	$117	$6,406	$2,299
Over time	431	558	1,333	2,027
Total	$5,759	$675	$7,739	$4,326

4.       INVENTORY

As of September 30, 2021 and December 31, 2020, inventory consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$13,400	$4,064
Work-in-process	1,280	531
Finished goods	576	342
Total inventories	$15,256	$4,937

We provide inventory write downs for slow-moving and obsolete inventory items when the net realizable value of inventory items is less than their carrying value. During the three months ended September 30, 2021 and 2020, we recorded $0.4 million and no inventory provision, respectively, in cost of revenues. During the nine months ended September 30, 2021 and 2020, we recorded $1.6 million and no inventory provision, respectively, in cost of revenues.

5.       EQUITY METHOD INVESTMENTS

BorgWarner Romeo Power LLC
Legacy Romeo and BorgWarner formed BorgWarner Romeo Power LLC on June 28, 2019. Legacy Romeo and BorgWarner received a 40% interest and 60% interest in the Joint Venture, respectively. Subsequently, Legacy Romeo and BorgWarner agreed to contribute an additional $10.0 million in total to the Joint Venture which represented funding for 2021 capital needs. In January 2021, we invested $4.0 million in the Joint Venture, which represented our pro rata share of the agreed upon funding. During the three months ended September 30, 2021 and 2020, and the nine months ended September 30, 2021 and 2020, we recorded our share of the net loss of the JV as “Loss in equity method investments” in our condensed consolidated statements of operations and comprehensive (loss) income. For information on our transactions with the JV, see Note 14 - Transactions with Related Parties. See Note 17 - Subsequent Events for further information on BorgWarner’s election to sell its ownership in the JV to the Company.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
As of September 30, 2021, HBR had not yet begun construction of the battery recycling facility or begun operation of the System. Therefore, during the three and nine months ended September 30, 2021 there are no profits or losses from our equity method investment to be recognized in our condensed consolidated statement of operations and comprehensive (loss) income.

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
On February 16, 2021, we announced the redemption of all of the outstanding Public Warrants to purchase shares of our Common Stock, that were issued under the Warrant Agreement, dated February 7, 2019, by and between RMG and American
Stock Transfer & Trust Company, LLC, as warrant agent. All Public Warrants could be exercised until April 5, 2021 to purchase shares of our Common Stock, at the exercise price of $11.50 per share, and any Public Warrants that remained unexercised were voided and no longer exercisable. On April 5, 2021, 7,223,683 Public Warrants were redeemed at the redemption price of $0.01 per Public Warrant. The Company paid Public Warrant holders a total of $72,237 in connection with the redemption.

The Public and Private Placement warrants are recorded as liabilities in our condensed consolidated balance sheets. As of September 30, 2021, we had 3,178,202 Private Warrants and no Public Warrants outstanding. As of December 31, 2020, we had 4,600,000 Private Warrants and 7,666,648 Public Warrants outstanding.

7.      STOCK-BASED COMPENSATION

We estimate the grant date fair value of stock options containing only a service condition using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of our Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. Prior to the Business Combination, when there was no public market for Legacy Romeo’s common stock, the fair value of its common stock was estimated with the assistance of an independent third-party valuation firm using a combination of a market and income approach. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected option term of each stock option. We use the simplified method to calculate the expected term. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the stock option. Our volatility is derived from several publicly traded peer companies, due to our limited history as a publicly traded company. The grant date fair value of awards with market conditions is estimated using a Monte Carlo simulation or other appropriate fair value method with the assistance of an independent third-party valuation firm. The fair value of our restricted stock units (“RSUs”) and performance-related restricted stock units (“PSUs”) is based on the closing price of our Common Stock on the date of grant.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

Time-based awards
During the nine months ended September 30, 2021 we did not grant any stock options to employees. During the three months ended September 30, 2021, our employees exercised stock options totaling 958,815 shares for total proceeds of $6.3 million. During the nine months ended September 30, 2021, our employees exercised stock options totaling 3,607,851 shares for total proceeds of $18.5 million.
The fair value of the time-based stock options granted during the nine months ended September 30, 2020 was determined using the following assumptions:

	Assumption Range
Fair Value Assumptions:	Minimum		Maximum
Risk-free interest rate	0.28%	~	0.92%
Expected term (in years)	5.5	~	6.5
Expected volatility	60.0%	~	77.0%
Dividend yield	0%
Grant date fair value per share	$1.48	~	$8.63

Performance and market-based option award
In August 2020, we awarded 4,633,978 stock options to our then Chairman and CEO at an exercise price of $6.69 per share. All of the shares covered by such award are subject to time-based, performance and market condition vesting requirements. As of December 29, 2020, the date of the Business Combination, the performance condition was satisfied, and we began recognizing stock-based compensation expense based upon the grant date fair value of the award. We recognized the stock-based compensation expense over the requisite service period, which was from August 12, 2020 through June 27, 2021. We estimated the grant date fair value of the award to be $9.6 million, which was determined using a Monte Carlo simulation with the assistance of an independent third-party valuation firm. Out of the $9.6 million stock-based compensation expense, $4.1 million was recognized at December 29, 2020. Also see Note 1 – “Immaterial Correction of Previously Issued Consolidated Financial Statements” for further discussion regarding this stock option award.

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

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
2020 Stock Plan

On December 29, 2020, our stockholders approved the Romeo Power, Inc. 2020 Long-Term Incentive Plan (the “2020 Plan”). The purpose of the 2020 Plan is to attract, retain, incentivize and reward top talent through stock ownership, to improve operating and financial performance and strengthen the mutuality of interest between eligible service providers and stockholders. As of September 30, 2021, we have granted RSUs and PSUs under the 2020 Plan, as described further below.

RSUs and PSUs
On June 11, 2021, we granted 1,411,961 RSUs to employees, 133,492 RSUs to our directors, and 1,354,313 PSUs to certain executives. On July 26, 2021, we granted 308,067 RSUs to employees and 327,468 PSUs to certain executives. On August 16, 2021, we granted 269,709 RSUs and 588,458 PSUs to our new CEO.

The RSUs granted to our employees are generally eligible to vest over three years from the commencement date, subject to continued employment on each vesting date. One third of these shares vest on the one-year anniversary of the vesting commencement date the remaining shares vest equally over eight quarters thereafter. The RSUs granted to our directors on June 11, 2021 vested in full on July 1, 2021.

The PSUs vest after three years from the commencement date based on the achievement of certain predetermined performance and market goals and are payable in cash or shares of our Common Stock, at our election. The market based goal will be measured by reference to the highest 100-consecutive-trading-day average closing price for our Common Stock through December 31, 2023. The performance-based goal will be measured by the achievement of certain backlog targets and percentage reductions in bill-of-material costs per Kilowatt-Hour by December 31, 2021. The actual number of shares to be issued for the PSUs will be the higher of the market-based vesting percentage or the performance-based vesting percentage, subject to a market-based limitation, and can range from 0% to 200% of the target number of shares set at the time of grant. Stock-based compensation expense for the PSUs is recognized on a straight-line basis over the service period based upon the value determined using the Monte Carlo valuation method for the market goal plus an incremental value, if any, determined by expected achievement of the performance-based goals. The Monte Carlo valuation method incorporates stock price correlation and other variables over the time horizons matching the performance periods. Management will review and assess the achievement of the performance-based goals quarterly through the performance assessment period ending December 31, 2021.

The grant date fair value of the PSUs granted on June 11, 2021, July 26, 2021 and August 16, 2021 derived from the Monte Carlo simulation, was based, in part, on the following assumptions:

	Assumption Range
Fair Value Assumptions:	Minimum		Maximum
Grant date stock price	$5.82	~	$9.23
Risk-free interest rate	0.24%	~	0.29%
Simulation term (in years)	2.4	~	2.6
Expected volatility	63.7%	~	64.4%
Dividend yield	0%
Grant date fair value per share	$2.60	~	$9.23
During the three months ended September 30, 2021, we recorded $3.3 million of stock-based compensation expense related to RSUs and PSUs. For the nine months ended September 30, 2021, we recorded $5.1 million of stock-based compensation expense related to RSUs and PSUs. At September 30, 2021, the unrecognized stock-based compensation related to RSUs and PSUs was $25.1 million which is expected to be recognized over a weighted-average period of 1.76 years.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
RSU and PSU activity during the nine months ended September 30, 2021 was as follows:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	—	$—
Granted	4,393,468	$7.18
Vested	(142,943)	$9.23
Forfeited	(152,342)	$9.04
Outstanding at September 30, 2021	4,098,183	$7.04

The fair value of all RSUs and PSUs granted during the nine months ended September 30, 2021 was $31.5 million.

Award modification

On August 6, 2021 our Board of Directors announced that our former CEO would resign from the Company, effective August 16, 2021. In connection with the former CEO’s cessation of employment we agreed to modify the terms of 81,153 unvested stock options to allow the shares to continue vesting during the former CEO’s consulting period. In connection with the modification, we recorded a reduction of $0.3 million in stock-based compensation expense.

Stock-based compensation expense

During the three months ended September 30, 2021 and 2020, we recognized a total of $4.3 million and $0.1 million, respectively, of stock-based compensation expense related to the vesting of stock options, RSUs and PSUs. During the nine months ended September 30, 2021 and 2020, we recognized a total of $14.9 million and $0.8 million, respectively, of stock-based compensation expense related to the vesting of stock options, RSUs and PSUs.
The following table summarizes our stock-based compensation expense by line item in the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$289	$47	$451	$277
Research and development	819	—	1,386	—
Selling, general, and administrative	3,207	85	13,096	507
Total	$4,315	$132	$14,933	$784

8.  INCOME TAXES

Our income tax provision consists of federal and state income taxes. The tax provision for the three and nine months ended September 30, 2021 and 2020 was based on the estimated effective tax rates applicable for the three and nine months ended September 30, 2021 and 2020. The Company’s overall effective tax rate of zero percent is different than the federal statutory tax rate because the Company has established a full valuation allowance against its net deferred income tax assets. As of September 30, 2021, the Company continued to record a full valuation allowance against the deferred tax asset balance as realization was uncertain.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
9.      INVESTMENTS

Available-for-sale debt investments

The following table summarizes our available-for-sale debt investment holdings at September 30, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$38,009	$6	$(4)	$38,011
Municipal securities	44,039	56	(34)	44,061
Corporate debt securities	23,480	1	(38)	23,443
Asset-backed securities	9,295	—	(7)	9,288
U.S. agency mortgage-backed securities	6,539	—	(42)	6,497
Commercial paper	6,491	7	—	6,498
Total (1)	$127,853	$70	$(125)	$127,798

(1) There were no unsettled sales of available-for-sale debt investments at September 30, 2021.

The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments for the three and nine months ended September 30, 2021(in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Gross realized gains	$25	$62
Gross realized losses	(186)	(376)
Gross realized loss, net	$(161)	$(314)

The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at September 30, 2021 (in thousands):

	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$14,000	$(4)	$—	$—	$14,000	$(4)
Municipal securities	31,702	(34)	—	—	31,702	(34)
Corporate debt securities	21,041	(38)	—	—	21,041	(38)
Asset-backed securities	7,988	(7)	—	—	7,988	(7)
U.S. agency mortgage-backed securities	6,497	(42)	—	—	6,497	(42)
Total	$81,228	$(125)	$—	$—	$81,228	$(125)

The following table summarizes the maturities of our available-for-sale debt investments at September 30, 2021 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$55,850	$55,855
1 year through 5 years	65,464	65,446
Mortgage-backed securities with no single maturity	6,539	6,497
Total	$127,853	$127,798

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
The fair value of the Private Placement Warrants is established using both Level 1 and Level 2 inputs and determined using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of our Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Common Stock is considered a Level 1 input as our Common Stock is freely traded on the NYSE. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Private Placement Warrants, which is 4.25 years. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the warrant. Our volatility is derived from several publicly traded peer companies.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
As of September 30, 2021 and December 31, 2020, assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$263	$263	$—	$—
Subtotal	263	263	—	—
Available-for-sale debt investments:
U.S. government securities	38,011	—	38,011	—
Municipal securities	44,061	—	44,061	—
Corporate debt securities	23,443	—	23,443	—
Asset-backed securities	9,288	—	9,288	—
U.S. agency mortgage-backed securities	6,497	—	6,497	—
Commercial paper	6,498	—	6,498	—
Subtotal	127,798	—	127,798	—
Total	$128,061	$263	$127,798	$—

Financial Liabilities:
Private Placement Warrants	$3,718	$—	$3,718	$—
Total	$3,718	$—	$3,718	$—

	December 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
U.S. Treasury Bills	$16,000	$16,000	$—	$—
Total	$16,000	$16,000	$—	$—

Financial liabilities:
Public Warrants	$71,453	$71,453	$—	$—
Private Placement Warrants	67,013	—	67,013	—
Total	$138,466	$71,453	$67,013	$—

The key assumptions used to determine the fair value of the Private Placement Warrants as of September 30, 2021 and December 31, 2020 using the Black-Scholes model were as follows:

Fair Value Assumptions	September 30, 2021	December 31, 2020
Risk-free interest rate	0.81%	0.17%
Expected term (in years)	4.25	5
Expected volatility	58%	57%
Dividend yield	—	—
Fair value of common stock	$4.95	$22.49

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
11.     ACCRUED EXPENSES

As of September 30, 2021 and December 31, 2020, accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued professional service fees	$4,941	$1,130
Accrued payroll expenses	1,576	617
Accrued construction in progress	1,336	—
Accrued tax liabilities	427	—
Accrued warranty expenses	295	103
Other accrued expenses	1,020	994
Total accrued expenses	$9,595	$2,844

12.     NET (LOSS) INCOME PER SHARE

The basic and diluted net (loss) income per share is computed by dividing our net loss or net income by the weighted average shares outstanding during the period. The calculation of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2021 and 2020 is presented below (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(17,953)	$(8,916)	$47,509	$(22,710)

Weighted average common shares outstanding – basic	134,017,528	78,639,037	131,307,617	76,900,247
Dilutive effect of potentially issuable shares	—	—	4,034,887	—
Weighted average common shares outstanding – diluted	134,017,528	78,639,037	135,342,504	76,900,247

Basic net (loss) income per share	$(0.13)	$(0.11)	$0.36	$(0.30)
Diluted net (loss) income per share	$(0.13)	$(0.11)	$0.35	$(0.30)

Potentially dilutive shares that were considered in the determination of diluted net (loss) income per share include stock options and warrants to purchase our Common Stock as well as RSUs and PSUs. Antidilutive shares excluded from the calculation of diluted net (loss) income per share were 10,763,171 and 25,167,451, respectively, for the three months ended September 30, 2021 and 2020, and 7,200,464 and 23,125,325, respectively, for the nine months ended September 30, 2021 and 2020. As the inclusion of common stock share equivalents in the calculation of diluted loss per share would be anti-dilutive for the three months ended September 30, 2021 and the three and nine months ended September 30, 2020, diluted net loss per share was the same as basic net loss per share.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
13. DEBT

As of September 30, 2021 and December 31, 2020, our debt is comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Paycheck Protection Program (“PPP”) issued June 2020, interest rate fixed at 1%. Principal and interest are due in installments starting 6 months after issuance through maturity in June 2022	$—	$3,300
PPP loan issued June 2020, interest rate fixed at 1%. Principal and interest are due in installments starting 16 months after issuance through maturity in June 2025	42	42
Total debt	42	3,342
Less: debt, current portion	(10)	(2,260)
Debt, non-current portion	$32	$1,082

PPP Loans

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As a result of COVID-19, we faced risks to raising necessary capital which could significantly disrupt our business. To help mitigate those risks and support our ongoing operations, in June 2020, we received proceeds totaling $3.34 million for two loans granted under the U.S. Small Business Administration’s (“SBA”) PPP. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses. The loans and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the forgiveness period. For the $3.30 million PPP loan, any unforgiven portion would be payable over two years, at an interest rate of 1%, with a deferral of payments for the first six months. For the $0.04 million PPP loan, any unforgiven portion would be payable over five years, at an interest rate of 1%, with a deferral of payments for the first sixteen months. We currently believe that our use of the loan proceeds through the forgiveness period has been in compliance with the conditions for forgiveness of the loan. Per the terms of the PPP loans, payments are deferred for borrowers who apply for loan forgiveness until the SBA makes a determination on the loan amount to be forgiven. We applied for forgiveness of the loans following the covered period of the loans. In August 2021, we received a notice from the SBA that our $3.3 million PPP loan was fully forgiven. As of September 30, 2021, we had not made any payments against our remaining PPP loan.

At September 30, 2021, the $0.04 million PPP loan remained outstanding. The expected maturities associated with the outstanding PPP loan as of September 30, 2021 were as follows (in thousands):

October 2021 through September 2022	$10
October 2022 through September 2023	11
October 2023 through September 2024	12
October 2024 through June 2025	9
Total	$42

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
14.    TRANSACTIONS WITH RELATED PARTIES

In the ordinary course of business, the Company enters into transactions with related parties to sell products and services. The following table presents the net revenues and cost of revenues associated with our related parties, which are included in our condensed consolidated statement of operations and comprehensive (loss) income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Related party revenues - product revenues	$38	$—	$407	$—
Related party revenues - service revenues	411	558	1,328	2,027
Total related party revenues	449	558	1,735	2,027

Costs associated with related party revenues - product revenues	38	—	309	—
Costs associated with related party revenues - service revenues	357	505	1,154	1,750
Total costs associated with related party revenues	395	505	1,463	1,750
Gross profit associated with related party revenues	$54	$53	$272	$277

Transactions with BorgWarner and the Joint Venture — In connection with Legacy Romeo’s investment in the Joint Venture formed on June 28, 2019 (Note 5), Legacy Romeo entered into a services agreement to provide various professional services to the Joint Venture. We have also sold certain products directly to a subsidiary of BorgWarner. Revenues earned for services rendered to the Joint Venture and products sold to BorgWarner were presented in the table above. Accounts receivable from BorgWarner was $0.3 million and zero at September 30, 2021 and December 31, 2020, respectively.

Transactions with Heritage Environmental Services and its related parties — On October 2, 2020, we entered into the Battery Recycling Arrangement with HBR, an affiliate of HES, a related party to an investor in Legacy Romeo and an investor of $25.0 million in the PIPE Shares. Immediately following the Business Combination on December 29, 2020, we contributed $35.0 million to HBR. See Note 5 - Equity Method Investments for additional information relating to our contribution to HBR.
In connection with the Battery Recycling Arrangement, we also agreed to fund up to $10.0 million to purchase ten battery electric vehicle (“BEV”) trucks and the charging infrastructure for a one-year pilot program to determine the feasibility of transitioning HES’s or its affiliates’ fleet of trucks from diesel powered vehicles to BEVs. If such pilot program is successful, the parties would enter into an agreement for the procurement through us of at least 500 BEVs on terms acceptable to HBR, HES and us. The participants in the pilot program have been selected, and the parties are beginning to work towards an agreement to fund and support the pilot program. During the three months ended September 30, 2021, we accrued a $0.9 million payment to HES for the pilot program.

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

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Chelico Litigation

A police officer was injured in connection with of an automobile accident resulting from an allegedly intoxicated Legacy Romeo employee driving following his departure from a 2017 company holiday party that occurred after hours and not on our premises. We terminated the employee’s employment shortly after the incident occurred. This matter resulted in a personal injury lawsuit (Chelico et al. v. Romeo Systems, Inc., et al., Case # 18STCV04589, Los Angeles County), for which we are a named defendant. In July 2020, we settled this matter in principle and agreed to pay a settlement of $6.0 million. Correspondence that we believe constituted a legally enforceable agreement was exchanged on July 22, 2020. Our business and umbrella insurance carriers agreed to cover the cost of damages owed. As a result, we accrued $6.0 million as a legal settlement payable with a corresponding insurance receivable for $6.0 million as of September 30, 2021 and December 31, 2020. Because the plaintiff had not proceeded to finalize the settlement transaction due to a dispute with the City of Los Angeles related to the allocation of the global settlement payment between the plaintiff and the LAPD (unrelated to Romeo), we filed a claim for breach of contract against the plaintiff in Romeo Systems et al. v. Chelico, Case # 21STCV20701. The cases have been deemed related and are now both pending before Hon. Mark Epstein. Further proceedings are set for late November 2021.

Wage and Hour Litigation

In October 2020, a wage-and-hour class action was filed in Los Angeles Superior Court on behalf of all current and former non-exempt employees in California from October 2016 to present. The allegations include meal and rest period violations and various related claims. The parties met and mediated on October 7, 2021. The parties were unable to come to agreement to settle the case; however, negotiations are ongoing. The case is currently stayed until the initial status conference, which is scheduled for November 22, 2021. If a settlement cannot be reached, we intend to defend ourselves against these claims and the possible range of loss, if any, cannot currently be estimated.

Cannon Complaint

On February 26, 2021, plaintiff Lady Benjamin PD Cannon f/k/a Ben Cannon filed a complaint (the “Cannon Complaint”) against Romeo and Michael Patterson (“Patterson”) in the Court of Chancery for the State of Delaware. The Cannon Complaint includes claims for declaratory relief (against Romeo and Patterson), non-compliance with Article 9 of the Delaware UCC (against Patterson), conversion (against Romeo and Patterson), and breach of contract (against Romeo). Generally, plaintiff alleges that the transfer to Patterson of a warrant for 1,000,000 shares of Romeo’s Common Stock, which plaintiff pledged as security for a loan, is invalid, that Patterson improperly accepted that warrant in satisfaction of the loan, and that she, not Patterson, holds the right to exercise that warrant and to purchase the equivalent of 1% of Romeo’s Common Stock. The relief sought by plaintiff includes declaratory relief, return of the warrant, specific performance on the warrant, money damages, cost of suit, and attorneys’ fees. On May 4, 2021, Romeo filed a motion to dismiss all claims against it under Delaware Chancery Rule 12(b)(6); on May 17, 2021, plaintiff filed a motion for partial summary judgment; and on June 16, 2021, Romeo and Patterson filed a joint Rule 56(f) motion for discovery.

On September 24, 2021, the Court granted Romeo’s motion to dismiss plaintiff’s claim for conversion against the Company, but otherwise denied Romeo’s motion. The Court also deferred a ruling on plaintiffs’ motion for partial summary judgment and Romeo and Patterson’s Rule 56(f) motion for discovery.

On October 8, 2021, the Court granted the parties’ stipulation pursuant to which plaintiff withdrew her motion for partial summary judgment without prejudice, the parties agreed that plaintiff would file a first amended complaint, and the parties agreed to a schedule for Romeo and Patterson to file Answers to that first amended complaint and a date by when the parties would complete certain discovery. Plaintiff filed her first amended complaint on October 18, 2021, removing her claim for conversion against Romeo and adding a claim against Romeo for alleged violation of 6 Del. C. § 8-404(a) on account of the same allegedly improper transfer of a warrant from plaintiff to Patterson. Romeo and Patterson filed Answers to that amended complaint on October 28, 2021 denying plaintiff’s claims.

The parties are entering the discovery phase of litigation, and we intend to defend ourselves vigorously against plaintiff’s claims. The outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties. Given the early stage of the litigation and based upon information presently known to management, we are not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.

Nichols and Toner Complaints
On April 16, 2021, plaintiff Travis Nichols filed a class action complaint (the “Nichols Complaint”) against Romeo, in the U.S. District Court for the Southern District of New York. The Nichols Complaint alleges that defendants made false and

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
misleading statements regarding the supply of battery cells, which are components of Romeo’s products, and the Company’s ability to meet customer demand and achieve its revenue forecast for 2021. On May 6, 2021, plaintiff Victor J. Toner filed a second class action complaint (the “Toner Complaint”) against Romeo, in the U.S. District Court for the Southern District of New York. The allegations in the Toner Complaint are substantially similar to the allegations in the Nichols Complaint. The relief sought by both plaintiffs includes money damages, reimbursement of expenses, and equitable relief. On July 15, 2021, the Court consolidated the two pending cases and appointed a lead plaintiff. The lead plaintiff filed his consolidated amended complaint on September 15, 2021. We intend to defend ourselves vigorously against these claims, and we have filed a motion to dismiss all claims. All other proceedings in the case are stayed pending resolution of our motion to dismiss. This litigation is at preliminary stages and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties. Based upon information presently known to management, we are not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.

Unconditional Purchase Obligations
An unconditional purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding (non-cancelable, or cancelable only in certain circumstances). As of September 30, 2021, we have met all of the Company’s minimum 2021 annual purchase commitments. We estimate our total unconditional purchase commitments (for those contracts with terms in excess of one year) are $512.9 million through the end of 2025 and $472.4 million thereafter. However, the amount of our purchase commitments subsequent to September 30, 2021 is not fully fixed and is subject to change based on changes in certain raw materials indexes as well the quantities of purchases we actually make. These commitments relate to our inventory purchases.

Supply Agreement

Effective August 10, 2021, we entered into a long-term supply agreement (the “Supply Agreement”) for the purchase of lithium-ion battery cells with a Tier 1 battery cell and materials manufacturer (“Supplier”). Under the Supply Agreement, Supplier is committed to supplying cells to us, at escalating annual minimums, through June 30, 2028. Supplier's minimum total supply commitment to us, and our minimum purchase obligation, is for 8 GWh, and Supplier has agreed to use its best effort to allocate additional cells to us through 2023.

To facilitate Supplier’s supply of cells, we agreed to pay Supplier by December 31, 2021 a deposit of $1.5 million, which will be applied as an advance for cells purchased in 2021 and 2022 (the “Deposit”), and a prepayment of approximately $64.7 million by September 10, 2021 (the “Prepayment”), which will be applied as an advance for the cells to be purchased from July 1, 2023 through June 30, 2028.

If the Company breaches its minimum volume commitment during any applicable year or portion thereof, Supplier is entitled to retain, as liquidated damages, the remaining balance of the Deposit or Prepayment for that year, as applicable. If Supplier materially breaches its minimum volume commitment during any applicable year or portion thereof, or in the event of a force majeure, Supplier will be required to return the remaining balance of the Deposit or Prepayment for that year, as applicable.

16. CONCENTRATION OF RISK

Customer Concentration and Accounts Receivable

We had certain customers whose revenue individually represented 10% or more of our total revenue, or whose accounts receivable balances individually represented 10% or more of our total accounts receivable, as follows:
For the three months ended September 30, 2021, total revenue recognized included 68% from one major customer and 10% from a second major customer, together representing 78% of our total revenue. For the three months ended September 30, 2020, total revenue recognized included 83% from the Joint Venture engineering services.
For the nine months ended September 30, 2021, total revenue recognized included 51% from one major customer, 11% from a second major customer and 17% from the Joint Venture engineering services, together representing 79% of our total revenue. For the nine months ended September 30, 2020, total revenue recognized included 47% from one major customer, and 47% from the Joint Venture engineering services, together representing 94% of our total revenue.
As of September 30, 2021, our total reported accounts receivable balance included 41% from one major customer, 24% from a second major customer and 12% from the Joint Venture engineering services account, together representing 77% of our

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
total accounts receivable. As of December 31, 2020, our total reported accounts receivable balance included 13% from one major customer, 13% from another major customer and 44% from the Joint Venture engineering services account, together representing 70% of our total accounts receivable.
Supplier Concentration

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our battery modules and packs, such as battery cells, electrical components, electromechanical components, mechanical components and enclosure materials. Some of the components used in our battery modules and packs are purchased by us from single sources. While we believe that we may be able to establish alternative supply relationships and can obtain or engineer replacement components for our single-sourced components, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, financial condition, operating results, and future prospects. Furthermore, in certain cases, the establishment of an alternative supply relationship could require us to visit a new supplier’s facilities in order to qualify the supplier and perform supplier quality audits, and, over the past twelve months, our ability to travel and qualify new suppliers has been directly impacted by COVID-19. During the three and nine months ended September 30, 2021, respectively, three third-party suppliers of key single-sourced components and materials used in our battery modules and packs represented 12% and 17% of our total purchases during the period.

We are dependent on the continued supply of battery cells for our products, and we will require substantially more cells to grow our business according to our plans. Currently, the overall supply of battery cells that we utilize in our manufacturing process has been constrained by high market demand. We currently purchase our cylindrical battery cells from two Tier 1 cylindrical battery cell suppliers, whose cells are qualified for use in electric vehicle (“EV”) applications. To date, we have only fully qualified a very limited number of additional suppliers and have limited flexibility in changing battery cell suppliers, though we are actively engaged in activities to qualify additional battery cell suppliers for use in EV applications. During the three and nine months ended September 30, 2021, respectively, 73% and 58% of our total purchases for components of our products were for battery cells, of which 79% and 85% of the battery cell purchases were concentrated with two Tier 1 suppliers. We may purchase our battery cells either directly from the cell supplier or through a distributor.

Effective August 10, 2021, we entered into a Supply Agreement for the purchase of lithium-ion battery cells with a Tier 1 battery cell and materials manufacturer. As a result of the Supply Agreement, our concentration of battery cell purchases will shift more predominantly to a single supplier. See Note 15 – Commitments and Contingencies for additional information about the Supply Agreement.

17. SUBSEQUENT EVENTS

New Corporate Headquarter Lease

Effective as of October 1, 2021, the Company entered into a Single-Tenant Commercial Lease (the “Lease”), with Warland Investments Company (the “Landlord”) relating to approximately 215,000 square feet of office, assembly, storage, warehouse and distribution space located at 5560 Katella Avenue, Cypress, California 90630 (the “Premises”). The Company intends to use the Premises for its corporate headquarters. The Lease will commence on the earliest of (i) twelve (12) weeks after the Landlord tenders possession of the Premises, (ii) the date on which the Company commences any business use at the Premises, and (iii) the date of substantial completion pursuant to the work letter agreement between the Company and the Landlord.

Under the terms of the Lease, the Company is obligated to pay the Landlord an initial base monthly rent of $210,700, or $0.98 per square foot. The monthly base rent will increase annually by approximately three percent of the then-current base rent. The Company will also be responsible for its proportional share of operating expenses, real estate tax expenses, insurance charges and maintenance costs, each as defined in the Lease, associated with the ownership, operation, maintenance, and repair of the Premises, subject to certain exclusions provided in the Lease. The term of the Lease is 97 calendar months. The Company may, at its option, extend the term of the Lease for five (5) additional years on the same terms and conditions, except that the base monthly rent shall be adjusted to the “fair rental value” of the Premises.

The Lease contains customary default provisions allowing the Landlord to terminate the Lease if the Company fails to remedy a breach of any of its obligations under the Lease within specified time periods, or upon bankruptcy or insolvency of the Company. The Lease also contains other customary provisions for real property leases of this type.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
BorgWarner’s Election to Sell Its Ownership in the JV to The Company

On October 25, 2021, BorgWarner elected to exercise a right under the Joint Venture Operating Agreement, dated May 6, 2019 (the “Operating Agreement”), to put its 60% ownership stake in the JV to the Company.

Pursuant to the terms of the Operating Agreement, upon exercise of a party’s put right, the Company and BorgWarner are required to select a nationally recognized valuation firm to determine the market value of the JV as of the date the put is exercised using comparable company, discounted cash flow and other standard valuation methodologies used in such valuations (the “Joint Venture Valuation”). We will be required to pay BorgWarner 95% of the market value of its stake based upon the Joint Venture Valuation. The parties will be obligated to consummate Romeo’s purchase of BorgWarner’s ownership stake in the Joint Venture within 30 days of the Joint Venture Valuation being determined. As a result of our purchase of BorgWarner’s ownership stake in the JV, we believe that the Company will (1) own 100% and fully consolidate the JV, (2) reacquire control of all of our intellectual property, and (3) be relieved of various contractual geographic, product and manufacturing limitations on our business and limitations on our research and development activities. We currently are unable to estimate the range of our obligation to purchase BorgWarner’s ownership stake in the JV.

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
•risks related to BorgWarner’s recent exercise of its right to put its membership interest in the BorgWarner JV to us for 95% of the market value, and the timing and impact of such purchase on our financial condition and business operations;
•risks related to our ability to raise additional capital in the future if required;
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

For the nine months ended September 30, 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate and are increasing in various regions. There are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion and intermittent supplier delays. To date, COVID-19 has had a limited adverse impact on our operations, supply chains, and distribution systems, but has resulted in higher costs for, increased lead times and increased scarcity of raw materials than previously expected. Our efforts to qualify certain new suppliers, particularly in Asia, have been hampered which has required us to continue using higher cost components for our products. Because of travel restrictions, we are unable to visit many prospective customers in person, which could delay the sales conversion cycle. Due to these precautionary measures and resulting global economic impacts, we may experience significant and unpredictable reductions in demand for certain of our products. The degree and duration of disruptions to future business activities are unknown at this time. Ultimately, we cannot predict the duration of the COVID-19 pandemic. We will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements and deploy our production, workforce and other resources accordingly.

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

Our current products are designed around cylindrical cells because such cells allow for optimal energy density, longest life, and the highest level of safety. There are only three battery cell suppliers for cylindrical cells (“Tier 1 Suppliers”) whose cells are qualified for use in EV applications because of their superior quality, performance, and safety standards. Other battery cell suppliers who manufacture cylindrical cells are emerging as potentially qualified sources for EV applications. We are conducting our rigorous qualification and validation process on these alternative cell suppliers in order to introduce more sourcing options into our product without sacrificing necessary performance and safety. Increased demand for electric vehicles globally has outpaced the cell production capacity of the Tier 1 Suppliers. While the Tier 1 Suppliers are increasing their output capacity in Asia and in the United States, electric vehicle battery pack manufacturers are competing for a severely limited supply of battery cells in the short and medium term. As a result of the increased demand and higher raw material costs, battery cell pricing has increased for cell purchases between 2021 and 2023. Pricing indications from our cell suppliers indicate demand may start to stabilize in 2023 although we cannot be certain this will occur.
Effective August 10, 2021, we entered into a long-term supply agreement (the “Supply Agreement”) for the purchase of lithium-ion battery cells with a Tier 1 battery cell and materials manufacturer (“Supplier”). Under the Supply Agreement, the Supplier is committed to supplying cells to us, at escalating annual minimum quantities, through June 30, 2028. For further discussion of the Supply Agreement please see Note 15 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements.

Key Components of Operating Results
The following discussion describes certain line items in our condensed consolidated statements of operations and comprehensive (loss) income.
Revenue
We primarily generate revenue from the sale of battery modules, battery packs, and BMS, as well as the performance of engineering services, inclusive of the development of prototypes. Revenue generated from the sale of our battery modules, battery packs, and BMS under standard supply or production contracts is presented as product revenue in our condensed consolidated statements of operations and comprehensive (loss) income. Revenue generated from the production of prototypes is included in services revenue in our condensed consolidated statements of operations and comprehensive (loss) income, when prototypes are developed as a part of broader engineering services contracts, which are commonly entered into prior to signing a full production contract with a customer. Services revenue also includes revenue earned for engineering services provided to the BorgWarner JV.
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
Selling, General, and Administrative Expense
Selling, general, and administrative expense includes both sales and marketing costs and general and administrative costs associated with back-office functions. Sales and marketing expense includes personnel-related costs, as well as marketing, customer support, trade show, and other indirect costs. We expect to continue to make the necessary sales and marketing investments to enable the execution of our strategy, which includes increasing market penetration geographically, and entering into new markets. We currently offer products to electrify commercial trucks, buses, mining and agricultural equipment, and watercraft. We expect to expand the geographic reach of our product offerings and explore new revenue channels in our addressable markets in the future.

General and administrative expense includes personnel-related costs attributable to our executive, finance, human resources, and information technology organizations; certain facility costs; and fees for professional services. Fees for professional services consist primarily of outside legal and accounting, consulting, audit and tax costs.
Interest Expense
Interest expense recognized during the three and nine months ended September 30, 2020, primarily consisted of interest incurred under Legacy Romeo’s outstanding notes. As Legacy Romeo’s outstanding notes were converted into our Common Stock or extinguished upon consummation of the Business Combination, we have not incurred material interest expense subsequent to the Business Combination.
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

Gain from extinguishment of PPP loan
As a result of COVID-19, we faced risks to raising necessary capital which could significantly disrupt our business. To help mitigate those risks and support our ongoing operations, we received loan proceeds from two loans totaling $3.34 million under the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses. The loans and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. We applied for forgiveness of the loans following the covered period of the loans. In August 2021, we received a notice from the SBA that our $3.3 million PPP loan was fully forgiven. At September 30, 2021, the $0.04 million PPP loan remained outstanding.

Investment Gain (Loss), Net

Investment gain (loss), net primarily includes realized gains or losses recognized in connection with our available-for-sale debt investments.
Other Expense

In April 2020, Legacy Romeo agreed to cancel $1.8 million of $9.1 million stockholder notes receivable outstanding as of December 31, 2019, in the event of a sale of Legacy Romeo or an initial public offering. As a result, we recorded $1.6 million in other expense for the nine months ended September 30, 2020, which represented the estimated fair value of the derivative liability as of September 30, 2020.

Loss in Equity Method Investments

Loss in equity method investments reflects the recognition of our proportional share of the net losses of our equity method investments. For the three and nine months ended September 30, 2021 and 2020, these losses relate only to the BorgWarner JV, in which we hold a 40% ownership interest. As of September 30, 2021, there was no activity related to Heritage Battery Recycling, LLC (“HBR”). Therefore, during the three and nine months ended September 30, 2021, there are no profits or losses from our equity method investment in HBR to be recognized.

Benefit from Income Taxes

The effective tax rate realized for each period was significantly below the Federal statutory rate of 21.0%, as we incurred significant operating losses during each reporting period and did not recognize an income tax benefit associated with these losses because a full valuation allowance is maintained against our net deferred income tax assets. Amounts reflected in benefit from income taxes generally represent various state and local taxes and consist primarily of California franchise tax.

Results of Operations

	Three Months Ended September 30,		$	%
	2021	2020	Change	Change
Revenues:	(dollars in thousands)
Product revenues	$2,740	$51	$2,689	5273%
Service revenues	3,019	624	2,395	384%
Total revenues	5,759	675	5,084	753%
Cost of revenues:
Product cost	7,904	716	7,188	1004%
Service cost	2,565	1,080	1,485	138%
Total cost of revenues	10,469	1,796	8,673	483%
Gross loss	(4,710)	(1,121)	(3,589)	320%
Operating expenses:
Research and development	4,732	1,817	2,915	160%
Selling, general, and administrative	17,607	4,945	12,662	256%
Total operating expenses	22,339	6,762	15,577	230%
Operating loss	(27,049)	(7,883)	(19,166)	243%
Interest expense	(4)	(265)	261	(98)%
Change in fair value of public and private placement warrants	6,134	—	6,134	NM
Gain from extinguishment of PPP loan	3,300	—	3,300	NM
Investment gain, net	266	—	266	NM
Other expense	—	(228)	228	(100)%
Loss before income taxes and loss in equity method investments	(17,353)	(8,376)	(8,977)	107%
Loss in equity method investments	(611)	(540)	(71)	13%
Benefit from income taxes	11	—	11	NM
Net loss	$(17,953)	$(8,916)	$(9,037)	101%

NM = Not meaningful

	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change
Revenues:	(dollars in thousands)
Product revenues	$3,818	$2,097	$1,721	82%
Service revenues	3,921	2,229	1,692	76%
Total revenues	7,739	4,326	3,413	79%
Cost of revenues:
Product cost	17,884	5,182	12,702	245%
Service cost	3,357	2,669	688	26%
Total cost of revenues	21,241	7,851	13,390	171%
Gross loss	(13,502)	(3,525)	(9,977)	283%
Operating expenses:
Research and development	10,295	5,213	5,082	97%
Selling, general, and administrative	54,393	10,303	44,090	428%
Total operating expenses	64,688	15,516	49,172	317%
Operating loss	(78,190)	(19,041)	(59,149)	311%
Interest expense	(16)	(783)	767	(98)%
Change in fair value of public and private placement warrants	124,254	—	124,254	NM
Gain from extinguishment of PPP loan	3,300	—	3,300	NM
Investment loss, net	(23)	—	(23)	NM
Other expense	—	(1,614)	1,614	(100)%
Income (loss) before income taxes and loss in equity method investments	49,325	(21,438)	70,763	330%
Loss in equity method investments	(1,817)	(1,272)	(545)	43%
Benefit from income taxes	1	—	1	NM
Net income (loss)	$47,509	$(22,710)	$70,219	309%

NM = Not meaningful

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Revenues

	Three Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
	(dollars in thousands)
Product revenues	$2,740	48%	$51	8%
Service revenues	3,019	52%	624	92%
Total revenues	$5,759	100%	$675	100.0%

Product revenues
Product revenues increased approximately $2.7 million, or 5273% , for the three months ended September 30, 2021, as compared to product revenues for the same period in the prior year. The increase in product revenues relates to increased delivery of commercial vehicle battery packs and modules under four active supply contracts. We expect the current volume of our commercial vehicle battery pack and module production and delivery activity to continue growing as we increase delivery on the four supply contracts that started production and delivery during 2021. Additionally, during the three months ended September 30, 2021 we completed production and delivery on an engineering and prototype development agreement that is subsequently described in the discussion of service revenues. The engineering and prototype agreement was the precursor to a current product supply agreement, for which we recognized $0.9 million of revenue for product deliveries during the period.
We expect to continue to produce and deliver battery modules and packs at greater scale in accordance with our more recently signed customer supply contracts, certain of which provide for minimum take or pay order commitments. Minimum quantity commitments related to contracts signed through September of 2021 are approximately $547.0 million of backlog.

Service revenues

Service revenues increased approximately $2.4 million, or 384%, for the three months ended September 30, 2021, as compared to service revenues for the same period in the prior year. The increase is primarily related to the recognition of $2.6 million of service revenues due to the completion of an engineering and prototype development agreement. In accordance with our accounting policy, revenue for this arrangement was deferred until the final developed prototype was delivered, which occurred during the three months ended September 30, 2021. This increase was offset partially by a $0.1 million reduction in engineering labor services provided to the BorgWarner JV.
Cost of Revenues

	Three Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenues – product cost	$7,904	75%	$716	40%
Cost of revenues – service cost	2,565	25%	1,080	60%
Total cost of revenues	$10,469	100%	$1,796	100%

Cost of revenues – product cost
Cost of revenues associated with product revenue increased approximately $7.2 million, or 1004%, for the three months ended September 30, 2021, as compared to the same period in the prior year. This increase is largely a result of the $2.7 million increase in product revenues during the period, as described above. Cost of revenues associated with product sales increased due to higher production direct labor headcount and other operating costs attributable to production-related personnel incurred in connection with the ramp-up of shipments to support larger supply contracts. In addition, a portion of the increase in product costs of revenues can be attributed to a higher volume of materials consumed. The increase in material costs also reflects procuring some key components at higher than standard costs and the incurrence of delivery expediting costs due to scarcity of supply.
In addition, during the three months ended September 30, 2021, a $0.4 million increase in expense resulted from the write-down of excess and obsolete inventory primarily due to obsolescence of certain raw materials and work-in-progress inventory as a result of technological advances and excess inventory from purchased quantities exceeding amounts originally expected to be consumed. We did not record any inventory write-downs during the same period in the prior year.

Overhead costs included in cost of revenues associated with product revenues increased period over period. A significant portion of the overhead costs that we incurred in both periods include facility rent, utilities, and depreciation of manufacturing equipment and tooling, which are fixed or semi-fixed in nature. As manufacturing activities under our supply contracts increase we would expect to achieve improved leverage on fixed and semi-fixed overhead.

Cost of revenues – service cost

Cost of revenues associated with service revenues increased approximately $1.5 million, or 138%, for the three months ended September 30, 2021, as compared to cost of revenues associated with service revenues for the same period in the prior year. During the period we recognized $2.6 million of revenue and the related costs associated with the completion of deliveries for a significant engineering and prototype contract, for which revenue and costs previously were deferred, in accordance with our accounting policy, until all engineering services were complete and all prototypes had been delivered. This increase was offset partially by a $0.1 million reduction in the cost of engineering labor services provided to the BorgWarner JV.

Research and Development Expense

Research and development expense increased approximately $2.9 million, or 160%, for the three months ended September 30, 2021, as compared to the same period in the prior year. The increase was primarily attributable to the following items (in thousands):

Primary Driver	Increase / (Decrease)
Compensation and benefit costs	$2,367
Materials and consumables	592
Primary drivers of the total increase in research and development expense	$2,959

The $2.4 million increase in compensation and benefit costs, was due to a 34% increase in department headcount as a result of increased research and development activities to support ongoing technology and product development. In addition to the increase in compensation and benefits costs, materials and consumables increased $0.6 million, due to a higher volume of materials consumed. The increase in materials and consumables also reflects rising costs and the incurrence of delivery expediting costs due to scarcity of supply.
Selling, General, and Administrative Expense
Selling, general, and administrative expense increased approximately $12.7 million, or 256%, for the three months ended September 30, 2021, as compared to the same period in the prior year. The increase was primarily attributable to the following items (in thousands):

Primary Drivers	Increase / (Decrease)
Compensation and benefit costs (excluding stock-based compensation)	$6,099
Stock-based compensation expense*	3,038
HES pilot program	866
Professional fees	688
Insurance	1,415
Primary drivers of the total increase in selling, general and administrative expense	$12,106

* Amounts have been recast to reflect the corrections described in Note 1 to the Condensed Consolidated Financial Statements.

Compensation and benefits increased $6.1 million due to an 18% increase in departmental headcount and annual compensation increases. The $3.0 million increase in stock-based compensation is related to vesting of stock options, RSUs and PSUs granted under our stock incentive plans. We accrued a $0.9 million payment to Heritage Environmental Services (“HES”) for the pilot program that started during the three months ended September 30, 2021 (For further discussion of the HES pilot program, see Note 14 - Transactions with Related Parties in the Notes to the Condensed Consolidated Financial Statements). Professional fees increased $0.7 million primarily as a result of legal, audit and accounting fees associated with new public company accounting and regulatory reporting requirements, as well as additional consulting services obtained to assist with our transition to being a public company. Insurance expense increased approximately $1.4 million reflecting the impact of company growth and associated with being a publicly traded company. As discussed in the ‘Overview’ section, we expect selling, general, and administrative expense to be higher as compared to historical periods now that the Business Combination has been completed. The higher costs are expected to be attributable to a variety of factors including: increased investment in marketing, advertising, and the sales and distribution infrastructure related to our products and services; increased personnel and other costs supporting internal functions such as operations, finance, and information technology and systems; cost to support our requirements as a publicly traded company.

Interest Expense

In connection with the Business Combination, we repaid or converted all outstanding debt, except for our loans from the U.S. SBA’s PPP. The decrease in interest expense reflects the payoff or conversion of substantially all of our debt on December 29, 2020. We did not incur any new debt during the three months ended September 30, 2021.

Change in Fair Value of Public and Private Placement Warrants
For the three months ended September 30, 2021, the change in fair value of the Public and Private Placement Warrants was a decrease of $6.1 million, resulting in the recognition of a gain related to the reduction of the carrying value of the associated liability. The Company re-measures the fair value of the Public and Private Placement Warrants at each reporting period. The decrease in the fair value of the Public and Private Placement Warrants was primarily due to the decrease in the price of our Common Stock. Romeo did not become subject to the recognition of gains and losses from changes in the fair value of the Public and Private Placement Warrants until after the Business Combination and, accordingly, no gain or loss related to such warrants was recognized during the three months ended September 30, 2020.

Gain from Extinguishment of PPP Loan

Gain from extinguishment of PPP loan for the three months ended September 30, 2021 was $3.3 million and represents the amount of one of our two PPP loans which was forgiven by the SBA in August 2021. We did not have a similar gain during the same period in the prior year.

Investment Gain, net

Investment gain, net for the three months ended September 30, 2021 was approximately $0.3 million, which primarily represents realized gains incurred in connection with our available-for-sale debt investments. We did not have similar activity during the same period in the prior year due to the change in our investment position subsequent to the Business Combination.

Other Expense

In April 2020, Legacy Romeo agreed to cancel $1.8 million of $9.1 million stockholder notes receivable outstanding as of December 31, 2019, in the event of a sale of Legacy Romeo or an initial public offering. As a result, we recorded $0.2 million in other expense for the three months ended September 30, 2020, which represented the estimated change in fair value of the derivative liability during the period. The non-recurring cancellation of the amount due to us under the stockholder notes receivable was settled during the quarter ended December 31, 2020, and we did not incur similar losses during the same period in the current year.

Loss in Equity Method Investments
We account for our investment in the BorgWarner JV under the equity method of accounting and, accordingly, recognize our proportionate share of the joint venture’s earnings and losses. The amounts recognized as loss in equity method investments for the three months ended September 30, 2021 and 2020 represent our 40% share of the losses recognized by the joint venture for the corresponding period.

Net Loss
We reported a net loss of $18.0 million for the three months ended September 30, 2021, as compared to a net loss of $8.9 million for the same period in the prior year. The increase in the net loss recognized for the three months ended September 30, 2021 was due to the factors discussed above.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

Revenues

	Nine Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
	(dollars in thousands)
Product revenues	$3,818	49%	$2,097	48%
Service revenues	3,921	51%	2,229	52%
Total revenues	$7,739	100%	$4,326	100%

Product revenues
Product revenues increased approximately $1.7 million, or 82%, for the nine months ended September 30, 2021, as compared to the same period in the prior year. The increase in product revenues relates primarily to increased delivery on the four supply contracts that started production and delivery during 2021 resulting in recognition of $1.3 million of product revenues. The term of the four supply contracts run through our fiscal years ending December 31, 2024. Additionally, we have completed production and delivery on an engineering and prototype development agreement that is subsequently described in the discussion of service revenues. The engineering and prototype agreement was the precursor to a current product supply agreement, for which we recognized $0.9 million of revenue for product deliveries during the period. During the nine months ended September 30, 2021, the average selling prices per unit did not have a significant impact on revenues, as compared to the same period in the prior year.
Minimum quantity commitments related to contracts signed through September of 2021 is approximately $547.0 million of backlog. With the completion of the delivery of engineering and prototype services, we expect to recognize approximately $9.8 million of this backlog revenue during the remainder of our fiscal year ending December 31, 2021.
Service revenues
Service revenues increased approximately $1.7 million, or 76%, for the nine months ended September 30, 2021, as compared to the same period in the prior year. The increase is primarily related to the recognition of $2.6 million of service revenues due to the completion of an engineering and prototype development agreement. In accordance with our accounting policy, revenue for this arrangement was deferred until the final developed prototype was delivered, which occurred during the current year. This increase was partially offset by a $0.7 million reduction in engineering labor services provided to the BorgWarner JV.
Cost of Revenues

	Nine Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenues – product cost	$17,884	84%	$5,182	66%
Cost of revenues – service cost	3,357	16%	2,669	34%
Total cost of revenues	$21,241	100%	$7,851	100%

Cost of revenues – product cost
Cost of revenues associated with product revenues increased approximately $12.7 million, or 245%, for the nine months ended September 30, 2021, as compared to the same period in the prior year. Our costs of product revenue increased, in part as a result of an increase of $1.7 million in product revenues recognized during the period. Cost of revenues associated with product sales further increased due to higher production labor headcount and other operating costs attributable to production-related personnel incurred in connection with the ramp-up of shipments to support larger supply contracts. In addition, a portion of the increase in product costs of revenues can be attributed to a higher volume of materials consumed. The increase in material costs also reflects procuring some key components at higher than standard costs and the incurrence of delivery expediting costs due to scarcity of supply.
In addition to the above drivers, we realized a $1.6 million increase in expense resulting from the write-down of excess and obsolete inventory during the nine months ended September 30, 2021, primarily due to obsolescence of certain raw materials and work-in-progress as a result of technological advances and excess inventory from final purchase orders differing from our estimates. We did not record any inventory write-downs during the same period in the prior year.

Overhead costs remained consistent period over period. A significant portion of the overhead costs that we incurred in both periods include facility rent, utilities, and depreciation of manufacturing equipment and tooling, which are fixed or semi-fixed in nature. As manufacturing activities under our supply contracts increase, we would expect to achieve improved leverage on fixed and semi-fixed overhead costs.

Cost of revenues – service cost
Cost of revenues associated with service revenues increased approximately $0.7 million, or 26%, for the nine months ended September 30, 2021, as compared to cost of revenues associated with service revenues for the same period in the prior year. Cost of revenues associated with service revenue increased due to the completion of engineering and prototype contracts for which revenue and costs are deferred until all engineering services are complete and all prototypes have been delivered. This increase was partially offset by the cost of revenue attributable to providing engineering services to the BorgWarner JV which decreased by $0.6 million during the period due to decreased services provided to the BorgWarner JV during the period.

Research and Development Expense

Research and development expense increased approximately $5.1 million, or 97%, for the nine months ended September 30, 2021, as compared to the same period in the prior year. The increase was primarily attributable to the following item (in thousands):

Primary Driver	Increase / (Decrease)
Compensation and benefit costs	$4,382
Materials and consumables	630
Primary drivers of the total increase in research and development expense	$5,012

The $4.4 million increase in compensation and benefit costs, was due to a 49% increase in department headcount as a result of increased research and development activities to support ongoing technology and product development. In addition to the increase in compensation and benefits costs, materials and consumables increased $0.6 million, due to a higher volume of materials consumed. The increase in materials and consumables also reflects rising costs and the incurrence of delivery expediting costs due to scarcity of supply.
Selling, General, and Administrative Expense
Selling, general, and administrative expense increased approximately $44.1 million, or 428%, for the nine months ended September 30, 2021, as compared to the same period in the prior year. The increase was primarily attributable to the following items (in thousands):

Primary Drivers	Increase / (Decrease)
Compensation and benefit costs (excluding stock-based compensation)	$12,791
Professional fees	7,519
Stock-based compensation*	12,589
Insurance	4,027
HES pilot program	866
Primary drivers of the total increase in selling, general and administrative expense	$37,792

* Amounts have been recast to reflect the corrections described in Note 1 to the Condensed Consolidated Financial Statements.

The $12.6 million increase in stock-based compensation expense was driven primarily by the performance and market-based stock option grant awarded to our former chairman and CEO, for which we recognized $5.3 million of stock-based compensation expense during the period. The additional stock-based compensation expense is related to vesting of stock options, RSUs and PSUs granted under our stock incentive plans. Professional fees increased $7.5 million primarily as a result of legal, audit and accounting fees associated with new public company accounting and regulatory reporting requirements and additional consulting services obtained to assist with our transition to being a public company. Compensation and benefits increased $12.8 million due to a 25% increase in departmental headcount, annual compensation increases, and compensation expense related to retention bonuses awarded to five members of our executive team. Insurance expense increased approximately $4.0 million, reflecting the impact of company growth and associated with being a publicly traded company. As discussed in the ‘Overview’ section, we expect selling, general, and administrative expense to be higher as compared to historical periods now that the Business Combination has been completed. The higher costs are expected to be attributable to a variety of factors, including: increased investment in marketing, advertising, and the sales and distribution infrastructure related to our products and services; increased personnel and other costs supporting in internal functions such as operations, finance, and information technology and systems; cost to support our requirements as a publicly traded company. We accrued a $0.9 million payment to HES for the pilot program that started during the nine months ended September 30, 2021 (For further discussion of the HES pilot program, see Note 14 - Transactions with Related Parties in the Notes to the Condensed Consolidated Financial Statements).
Interest Expense
In connection with the Business Combination, we repaid or converted all outstanding debt, except for our PPP loans. The decrease in interest expense reflects the payoff or conversion of substantially all of our debt on December 29, 2020. We did not incur any new debt during the nine months ended September 30, 2021.
Change in Fair Value of Public and Private Placement Warrants
For the nine months ended September 30, 2021, the change in fair value of the Public and Private Placement Warrants was a decrease of $124.3 million, resulting in the recognition of a substantial gain related to the reduction of the carrying value of the associated liability. The Company re-measures the fair value of the Public and Private Placement Warrants at each reporting period. The decrease in the fair value of the Public and Private Placement Warrants was primarily due to the decreases in the price of our Common Stock and the Public Warrants subsequent to the Business Combination as well as the Public Warrant redemption that occurred on April 5, 2021. Romeo did not become subject to the recognition of gains and losses from changes in the fair value of the Public and Private Placement Warrants until after the Business Combination and, accordingly, no gain or loss related to such warrants was recognized during the nine months ended September 30, 2020.
Gain from Extinguishment of PPP Loan

Gain from extinguishment of PPP loan for the nine months ended September 30, 2021 was $3.3 million, which represents amounts of one of our two PPP Loans forgiven by the SBA in August 2021. We did not have a similar gain during the same period in the prior year.

Other Expense

In April 2020, Legacy Romeo agreed to cancel $1.8 million of $9.1 million stockholder notes receivable outstanding as of December 31, 2019, in the event of a sale of Romeo or an initial public offering. As a result, Romeo recorded $1.6 million in Other expense for the nine months ended September 30, 2020, which represented the estimated fair value of the derivative liability as of September 30, 2020. The non-recurring cancellation of the amount due to us under the stockholder notes receivable ultimately was settled during the quarter ended December 31, 2020, and we did not incur similar losses during the same period in the current year.

Loss in Equity Method Investments

We account for our investment in the BorgWarner JV under the equity method of accounting and, accordingly, recognize our proportionate share of the joint venture’s earnings and losses. The amounts recognized as loss in equity method investments for the nine months ended September 30, 2021 and 2020 represent our 40% share of the losses recognized by the joint venture for the corresponding period.

Net Income (Loss)
We reported net income of $47.5 million for the nine months ended September 30, 2021, as compared to a net loss of $22.7 million for the same period in the prior year. The increase in the net income recognized for the nine months ended September 30, 2021 was due to the change in fair value of our Public and Private Placement Warrants, partially offset by the factors discussed above.

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
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest income and expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” has been calculated using EBITDA adjusted for, stock-based compensation, a gain on the change in fair value of the Public and Private Placement Warrants, a gain on the extinguishment of a PPP loan, gain or loss on our investments, net and derivative expense. We believe that both EBITDA and Adjusted EBITDA provide additional information for investors to use in (1) evaluating our ongoing operating results and trends and (2) comparing our financial performance with those of comparable companies which may disclose similar non-GAAP financial measures to investors. These non-GAAP measures provide investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
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
The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(17,953)	$(8,916)	$47,509	$(22,710)
Interest expense	4	265	16	783
Benefit from income taxes	(11)	—	(1)	—
Depreciation and amortization expense	834	454	1,833	1,404
EBITDA	(17,126)	(8,197)	49,357	(20,523)
Stock-based compensation	4,315	132	14,933	784
Change in fair value of public and private placement warrants	(6,134)	—	(124,254)	—
Gain from extinguishment of PPP loan	(3,300)	—	(3,300)	—
Investment (gain) loss, net	(266)	—	23	—
Derivative expense	—	228	—	1,614
Adjusted EBITDA	$(22,511)	$(7,837)	$(63,241)	$(18,125)

Liquidity and Capital Resources

Our continuing short-term and long-term liquidity requirements are expected to be impacted by the following, among other things:
•the timing and the costs involved in bringing our products to market;

•the expansion of production capacity;
•our ability to manage the costs of manufacturing our product, including the cost of materials;
•the availability of trade credit associated with the purchase of materials;
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
•our obligation to purchase BorgWarner’s ownership interest in the BorgWarner JV; and
•other risks discussed in the section titled “Risk Factors.”

Liquidity Requirements

As of September 30, 2021, our current assets were approximately $221.8 million, consisting primarily of cash and cash equivalents, available-for-sale debt investments, inventory, prepaid expenses and other current assets, and an insurance receivable. As of September 30, 2021, our current liabilities were approximately $28.6 million, consisting primarily of accounts payable, accrued expenses, and a legal settlement amount. This strong liquidity position resulted from the Business Combination, which raised $345.8 million in cash that is being used by the Company to fund both operations and strategic initiatives.
As described in more detail in Note 15 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements, we signed a Supply Agreement effective August 10, 2021 with a Supplier for the purchase of battery cells over the period of 2021 through 2028. As part of the Supply Agreement, we made a $64.7 million prepayment to the Supplier and agreed to pay an additional $1.5 million deposit by December 31, 2021 to secure the supply of cells through the term of the contract. The prepaid amounts will be recouped through credits received as cells are purchased. If we breach our minimum volume commitments during any applicable year, the Supplier will be entitled to keep the remaining balance of the prepaid amounts, as applicable.

As described in more detail in Note 17 - Subsequent Events in the Notes to the Condensed Consolidated Financial Statements, on October 25, 2021 BorgWarner decided to exercise a right under the Joint Venture Operating Agreement, dated May 6, 2019 (the “Operating Agreement”), to put its ownership stake in the BorgWarner JV to Romeo. We will have to pay BorgWarner 95% of the market value of its 60% stake in the BorgWarner JV. The transaction will be consummated within 30 days of a nationally recognized valuation firm completing its market value analysis of the BorgWarner JV.

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

As of September 30, 2021, we have met all of the Company’s minimum 2021 annual purchase commitments. We estimate our total unconditional purchase commitments (for those contracts with terms in excess of one year) are $512.9 million through the end of 2025 and $472.4 million thereafter. However, the amount of our purchase commitments subsequent to September 30, 2021 is not fully fixed and is subject to change based on changes in certain raw materials indexes as well the quantities of purchases we actually make. These commitments relate to our inventory purchases.

Cash Flow Analysis
The following table provides a summary of cash flow data for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,

	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	$293,942	$1,929
Operating activities:
Net income (loss)	47,509	(22,710)
Non-cash adjustments	(105,171)	5,461
Changes in working capital	(81,115)	3,123
Net cash used in operating activities	(138,777)	(14,126)
Net cash used in investing activities	(138,642)	(561)
Net cash provided by financing activities	39,755	14,504
Net change in cash, cash equivalents, and restricted cash	(237,664)	(183)
Cash, cash equivalents and restricted cash at end of period	$56,278	$1,746

Cash Flows used in Operating Activities

Net cash used in operating activities was approximately $138.8 million for the nine months ended September 30, 2021. Significant cash outflows include changes in operating assets and liabilities totaling approximately $81.1 million. These net cash outflows were primarily the result of cash outlays for our Supply Agreement prepayment, pre-paid expenses and inventory purchases as well as an increase in our accounts receivable balance. Cash outflows for prepaid expenses consisted primarily of payments for higher insurance coverage due to company growth and associated with being a publicly traded company and prepayments for inventory to secure supply of certain key materials and to avoid supply scarcity. The aforementioned cash outflows were offset by increases in accounts payable and accrued expenses of $12.4 million.
Significant non-cash items included in net income which affected operating activities include, adjustments for stock-based compensation, non-cash equity-method loss, inventory write downs, the gain on extinguishment of our PPP Loan and the change in fair value of our Public and Private Placement Warrants.

For the nine months ended September 30, 2020, net cash used in operating activities was approximately $14.1 million. Cash inflows resulting from changes in operating assets and liabilities totaling approximately $3.1 million, were offset by our loss after adjustment for non-cash items, which approximated $17.2 million.

Cash Flows used in Investing Activities
For the nine months ended September 30, 2021, net cash used in investing activities was approximately $138.6 million and was primarily related to $309.0 million used to purchase investments, our contribution of $4.0 million to the BorgWarner JV to fund operating activities, and $5.0 million for capital expenditures. Cash used for investing activities was partially offset by $179.3 million provided from sales and maturities of investments.
For the nine months ended September 30, 2020, net cash used in investing activities was approximately $0.6 million, primarily driven by our capital expenditures for property and equipment.

Cash Flows from Financing Activities
For the nine months ended September 30, 2021, net cash provided by financing activities of approximately $39.8 million was related to $40.1 million of proceeds from the exercise of stock options and warrants, offset by principal payments for finance leases and the redemption of our Public Warrants.
For the nine months ended September 30, 2020, net cash provided by financing activities of approximately $14.5 million was primarily reflective of approximately $6.4 million from the issuance of convertible and term notes, $5.0 million from the issuance of common stock, and $3.3 million from a PPP Loan, offset by principal payments for finance leases.
Contractual Obligations and Commitments

For the nine months ended September 30, 2021, there have been no material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except as described above in the section titled “Liquidity Requirements”.
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
There have been no substantial changes to these estimates, or the policies related to them during the nine months ended September 30, 2021. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies included in the Notes to our Condensed Consolidated Financial Statements included herein.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined by Rule 12b 2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021.

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

We are focusing on the design and implementation of processes and procedures to improve our internal control over financial reporting and to remediate our material weaknesses. We have already expanded our governance and risk management leadership by hiring a Chief Financial Officer and a Chief Accounting Officer and engaged a reputable accounting advisory firm to assist with the documentation, evaluation, remediation, and testing of our internal control over financial reporting. Our additional planned activities include:

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

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings.

See Note 15 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report for a discussion of our legal proceedings.
Item 1A.     Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report, as well as the risk factors disclosed in Item 1A. to Part I of the Form 10-K, and other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report, there have been no material changes in our risk factors as previously disclosed except the following.

We may need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be negatively affected.

As a company still in the early stages of growth, we are consuming cash on a net basis and may need to raise additional capital to fund our ongoing operations, continue research, development and design efforts, and improve infrastructure. In addition, as previously disclosed, on October 25, 2021, BorgWarner elected to exercise a right under the Operating Agreement to put its 60% ownership stake in the JV to the Company. Pursuant to the terms of the Operating Agreement, upon exercise of a party’s put right, the Company and BorgWarner are required to select a nationally recognized valuation firm to determine the market value of the JV as of the date the put is exercised using comparable company, discounted cash flow and other standard methodologies used to value companies (the “Joint Venture Valuation”). We will be required to pay BorgWarner 95% of the market value of its stake of the JV based upon the Joint Venture Valuation. The parties will be obligated to consummate Romeo’s purchase of BorgWarner’s ownership stake in the Joint Venture within 30 days of the Joint Venture Valuation being determined.

As of September 30, 2021, our cash, cash equivalents and available-for-sale investments were approximately $181.1 million. Although we currently are unable to estimate the range of prices we may need to pay to purchase BorgWarner’s ownership stake in the JV, we may need to raise additional funds in order to satisfy such obligation, fund our ongoing operations, continue research, development and design efforts, and improve infrastructure. To be prepared to continue funding the various key initiatives supporting growth of the business, we are assessing various options associated with our capital structure and may seek additional capital over the next several months. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarter that were not previously reported on a Current Report on Form 8-K

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

As disclosed in Note 1 – Immaterial Correction of Previously Issued Consolidated Financial Statements of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report, during the quarter ended September 30, 2021, we identified a misstatement in our accounting for stock-based compensation expense. We have determined, based on consideration of quantitative and qualitative factors, that the error had an immaterial impact on our previously issued consolidated financial statements. As such, we have corrected the accounting for stock-based compensation expense in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. The following tables provide the impact of the correction on our previously issued consolidated financial statements.

Immaterial Correction of 2020 Form 10-K:

Consolidated Balance Sheets	As of December 31, 2020
	As Reported	Stock-based Compensation Adjustment	As Corrected
	(In thousands)
Additional paid-in capital	$373,129	$4,124	$377,253
Accumulated deficit	(177,443)	(4,124)	(181,567)

Consolidated Statements of Operations	For the Year Ended December 31, 2020
	As Reported	Stock-based Compensation Adjustment	As Corrected
	(In thousands, except share and per share data)
Selling, general and administrative expenses	$17,338	$4,124	$21,462
Total operating expenses	25,333	4,124	29,457
Operating loss	(34,324)	(4,124)	(38,448)
Loss before income taxes and loss in equity method investments	(5,135)	(4,124)	(9,259)
Net loss	(7,617)	(4,124)	(11,741)

Net loss per share
Basic	$(0.10)	$(0.05)	$(0.15)
Diluted	(0.10)	(0.05)	(0.15)

Consolidated Statement of Stockholders’ Equity	For the Year Ended December 31, 2020
	As Reported	Stock-based Compensation Adjustment	As Corrected
	(In thousands)
Stock-based compensation	$3,567	$4,124	$7,691
Additional paid-in capital, Balance - December 31, 2020	373,129	4,124	377,253
Net Loss	(7,617)	(4,124)	(11,741)
Accumulated deficit, Balance - December 31, 2020	(177,443)	(4,124)	(181,567)

Consolidated Statement of Cash Flows	For the Year Ended December 31, 2020
	As Reported	Stock-based Compensation Adjustment	As Corrected
	(In thousands)
Cash flows from operating activities:
Net Loss	$(7,617)	$(4,124)	$(11,741)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation	3,567	4,124	7,691

Immaterial Correction of 2021 First Quarter Form 10-Q:

Condensed Consolidated Balance Sheets	As of March 31, 2021
	As Reported	Stock-based Compensation Adjustment	As Corrected
	(In thousands)
Additional paid-in capital	$416,308	$2,027	$418,335
Accumulated deficit	(87,431)	(2,027)	(89,458)

Consolidated Balance Sheets	As of December 31, 2020
	As Reported	Stock-based Compensation Adjustment	As Corrected
	(In thousands)
Additional paid-in capital	$373,129	$4,124	$377,253
Accumulated deficit	(177,443)	(4,124)	(181,567)

Condensed Consolidated Statements of Operations	For the Three Months Ended March 31, 2021
	As Reported	Stock-based Compensation Adjustment	As Corrected
	(In thousands except share and per share data)
Selling, general and administrative expenses	$17,999	$(2,097)	$15,902
Total operating expenses	21,770	(2,097)	19,673
Operating loss	(25,543)	2,097	(23,446)
Income before income taxes and loss in equity method investments	90,665	2,097	92,762
Net Income	90,012	2,097	92,109

Net income per share
Basic	$0.70	$0.02	$0.72
Diluted	0.66	0.02	0.68
Weighted average number of shares outstanding
Diluted	135,812,697	78,022	135,890,719

Condensed Consolidated Statement of Stockholders’ Equity	For the Three Months Ended March 31, 2021
	As Reported	Stock-based Compensation Adjustment	As Corrected
	(In thousands)
Additional paid-in capital - December 31, 2020	$373,129	$4,124	$377,253
Stock-based compensation	6,553	(2,097)	4,456
Additional paid-in capital, Balance - March 31, 2021	416,308	2,027	418,335
Accumulated deficit - December 31, 2020	(177,443)	(4,124)	(181,567)
Net income	90,012	2,097	92,109
Accumulated deficit, Balance - March 31, 2021	(87,431)	(2,027)	(89,458)

Condensed Consolidated Statement of Cash Flows	For the Three Months Ended March 31, 2021
	As Reported	Stock-based Compensation Adjustment	As Corrected
	(In thousands)
Cash flows from operating activities:
Net income	$90,012	$2,097	$92,109
Adjustments to reconcile net income to net cash used for operating activities:
Stock-based compensation	6,553	(2,097)	4,456

Immaterial Correction of 2021 Second Quarter Form 10-Q:

Consolidated Balance Sheets	As of December 31, 2020
	As Reported	Stock-based Compensation Adjustment	As Corrected
	(In thousands)
Additional paid-in capital	$373,129	$4,124	$377,253
Accumulated deficit	(177,443)	(4,124)	(181,567)

Condensed Consolidated Statements of Operations	For the Three Months Ended June 30, 2021
	As Reported	Stock-based Compensation Adjustment	As Corrected
	(In thousands except share and per share data)
Selling, general and administrative expenses	$22,911	$(2,027)	$20,884
Total operating expenses	24,703	(2,027)	22,676
Operating loss	(29,722)	2,027	(27,695)
Loss before income taxes and loss in equity method investments	(28,111)	2,027	(26,084)
Net loss	(28,674)	2,027	(26,647)

Net loss per share
Basic	$(0.22)	$0.02	$(0.20)
Diluted	(0.22)	0.02	(0.20)

Condensed Consolidated Statements of Operations	For the Six Months Ended June 30, 2021
	As Reported	Stock-based Compensation Adjustment	As Corrected
	(In thousands except share and per share data)
Selling, general and administrative expenses	$40,910	$(4,124)	$36,786
Total operating expenses	46,473	(4,124)	42,349
Operating loss	(55,265)	4,124	(51,141)
Income before income taxes and loss in equity method investments	62,554	4,124	66,678
Net income	61,338	4,124	65,462

Net income per share
Basic	$0.47	$0.03	$0.50
Diluted	0.45	0.03	0.48
Weighted average number of shares outstanding
Diluted	135,021,296	62,531	135,083,827

Condensed Consolidated Statement of Stockholders’ Equity	For the Three Months Ended June 30, 2021
	As Reported	Stock-based Compensation Adjustment	As Corrected
	(In thousands)
Additional paid-in capital, Balance - March 31, 2021	$416,308	$2,027	$418,335
Stock-based compensation	8,189	(2,027)	6,162
Accumulated deficit, Balance - March 31, 2021	(87,431)	(2,027)	(89,458)
Net loss	(28,674)	2,027	(26,647)

Condensed Consolidated Statement of Stockholders’ Equity	For the Six Months Ended June 30, 2021
	As Reported	Stock-based Compensation Adjustment	As Corrected
	(In thousands)
Additional paid-in capital - December 31, 2020	$373,129	$4,124	$377,253
Stock-based compensation	14,742	(4,124)	10,618
Accumulated deficit - December 31, 2020	(177,443)	(4,124)	(181,567)
Net income	61,338	4,124	65,462

Condensed Consolidated Statement of Cash Flows	For the Six Months Ended June 30, 2021
	As Reported	Stock-based Compensation Adjustment	As Corrected
	(In thousands)
Cash flows from operating activities:
Net income	$61,338	$4,124	$65,462
Adjustments to reconcile net income to net cash used for operating activities:
Stock-based compensation	14,742	(4,124)	10,618

Item 6.     Exhibits.

Exhibit No.	Description	Incorporation by Reference
10.1#	Executive Employment Agreement, dated August 5, 2021, by and between Romeo Power, Inc. and Susan Brennan.	Exhibit 10.1 to the Form 8-K filed on August 6, 2021
10.2#	Consulting Agreement, dated August 5, 2021, by and between Romeo Power, Inc. and Lionel E. Selwood, Jr.	Exhibit 10.2 to the Form 8-K filed on August 6, 2021
10.3*	Supplemental Agreement, effective August 10, 2021, by and among Romeo Power, Inc. and LG Energy Solution, Ltd.	Exhibit 10.1 to the Form 8-K filed on August 13, 2021
10.4#	Romeo Power, Inc. Executive Severance and Change in Control Plan, effective August 30, 2021.	Exhibit 10.1 to the Form 8-K filed on September 3, 2021
10.5	Single-Tenant Commercial Lease, effective October 1, 2021, by and between Romeo Power, Inc. and Warland Investments Company.	Filed herewith
31.1	Certification of the Principal Executive Officer required by Rule 13a 14(a) or Rule 15d 14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer required by Rule 13a 14(a) or Rule 15d 14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

# Indicates a management contract or compensatory plan

* Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the Company customarily and actually treats the information contained in such portions as private or confidential and such information is not material.

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

Date: November 15, 2021