Form 10-K
period 2021-12-31
Romeo Power, Inc.
filed 2022-03-01
CIK 1757932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38795
__________________________________________________________________________________________
Romeo Power, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________________________________________________

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
__________________________________________________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No   ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2021 as reported on the New York Stock Exchange, was approximately $883.0 million (based on the closing price of $8.14 as of that date).
As of February 24, 2022, there were 134,472,623 shares of the registrant’s common stock, $0.0001 par value, outstanding.

Unless the context indicates otherwise, references in this Annual Report on Form 10-K (the “Annual Report”) to the “Company,” “Romeo,” “we,” “us,” “our” and similar terms refer to Romeo Power, Inc. (f/k/a RMG Acquisition Corp.) and its consolidated subsidiaries. References to “RMG” refer to RMG Acquisition Corp. prior to the consummation of the Business Combination (as defined below).
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
•risks related to strategic alliances;
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
Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and for the reasons described elsewhere in this Annual Report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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
Item 1. Business
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
Overview
We are an industry leading energy storage technology company focused on designing and manufacturing lithium-ion battery modules and packs for vehicle electrification. Through our energy dense battery modules and packs, we enable large-scale sustainable transportation by delivering safe, longer lasting batteries that have shorter charge times and longer life. With greater energy density, we are able to create lightweight and efficient solutions that deliver superior performance and provide improved acceleration, range and durability compared to battery packs provided by our competitors. Our modules and packs are customizable and scalable and are optimized by our proprietary battery management system (“BMS”). We believe we produce superior battery products compared to our competitors by leveraging our technical expertise and depth of knowledge of energy storage systems into high performing products that fit a wide range of demanding applications.

At our current facility in Vernon, California, we are able to innovate, develop and manufacture battery modules and packs in high volumes. In October 2021, we secured a new 215,000 square foot facility located in Southern California to which we will transition all operations during the second and third quarters of 2022. Our new location will almost double our floorspace, providing the room for more efficient and effective expansion as we grow, while keeping substantially all of our operations, labs and personnel in one location.

We are battery cell agnostic so we can harness the best of current battery technologies, while being flexible enough to adopt next generation battery technologies when they are ready to meet our stringent standards and customer requirements. Our founders were former leaders at Tesla, SpaceX, Amazon, Apple, Bosch and Samsung, and our highly skilled team is experienced with multiple vehicle launches and deep knowledge across all core engineering disciplines including electrical, thermal, chemical, mechanical, and electrochemistry. With over 60 battery-specific engineers, we have researched, developed, and deployed energy-dense and space-saving battery pack designs, proprietary thermal management, and a smart, built-in BMS to support a wide range of customers with products featuring next-level range, performance and durability.
Our business today is primarily focused on marketing mobility energy technology for medium and heavy duty commercial vehicles in Classes 4-8. We have collaborated with Heritage Environmental Services, Inc. (“HES”), to focus on sustainability and reuse applications of our batteries, and we have a strategic alliance with Republic Services Group Inc. (“Republic”) to cooperate in opportunities to incorporate next-generation battery technology into its fleet operations. We also collaborate with Dynexus Technology (“Dynexus”) to integrate Dynexus’ battery performance and health sensors into our battery ecosystem. These relationships help us to de-risk our business model, scale our business, and deliver value to our customers.
Since 2016, we have been designing and building battery modules, and we provide enabling battery technology to key customers in the commercial electric vehicle (“EV”) industry. We are not manufacturers of vehicles directly subject to regulatory requirements applicable to vehicles; rather, our role is supplying the vehicle manufacturers with the most appropriate battery modules and battery technology for their specific vehicle designs and intended uses. The advantage we bring to the vehicle manufacturers with whom we partner is the ability to design lighter batteries with higher energy density and output, as described further below. While our customers are subject to specific regulatory requirements for vehicle safety standards, such regulations do not directly apply to us; our products are designed to integrate into vehicles required to meet these standards. Our business is working with vehicle manufactures to provide them with the preeminent energy storage technology that works in their vehicles.
As the era of fossil fuel powered vehicles continues to decline, our mission is to lead the way towards electrification of the global transportation industry and be the commercial EV energy provider of today and tomorrow, driving change to move people and goods efficiently with zero emissions.
Industry & Market
Total Addressable Market (“TAM”)
Our energy technology has positioned us to lead in electrification of the global commercial vehicles market. By 2031, approximately 700,000 light-duty, medium-duty and heavy-duty battery electric commercial vehicles are expected to be sold annually in North America alone, with steady growth expected as electrification mandates and public charging infrastructure continue to develop for commercial electric vehicles (based on ACT Research and IHS Markit Data, 2021). Battery energy demand for approximately 700,000 light-duty, medium-duty, and heavy-duty battery electric commercial vehicles represents an estimated $82 billion TAM in North America by 2031.
Shift to Zero-Emission Vehicles
A variety of regulatory developments driven by consumer and societal pressures to reduce CO2 emissions are helping drive rapid adoption of zero-emission vehicles, thus accelerating the electrification of commercial vehicles. As a result, global EV sales are projected to grow at a compound annual growth rate of 19% from 2020-2040, while internal combustion engine (“ICE”) sales are projected to decrease by 5% over the same period (Morgan Stanley Research, 2020).
•California’s Air Resources Board proposed the world’s first zero-emission sales mandate on commercial trucks, including 40% of trucks sold to be zero-emission by 2035 and 100% by 2045.
•As of July 2021, at least 47 states and the District of Columbia offer incentives to support deployment of EVs or alternative fuel vehicles and supporting infrastructure, either through state legislation or private utility incentives within the state, according to the National Conference on State Legislatures. Fifteen states and the District of Columbia announced a joint memorandum of understanding, committing to a goal of ensuring that 100 percent of all new medium- and heavy-duty vehicle sales be zero-emission vehicles by 2050, with an interim target of 30 percent zero-emission vehicle sales by 2030.
•The European Union Parliament and the Council adopted Regulation (EU) 2019/631, which introduced CO2 emission performance standards. Per this regulation, between 2025-2029, the fleet-wide average CO2 emissions must be 15% lower compared to 2019 levels and by 2030, they must be 30% lower compared to 2019 levels.
Logistics and OEM Commitments to EV
Similarly, the world’s largest logistics and original equipment manufacturers (“OEMs”) have also committed to electric fleets, as electrification enables a reduction in total cost of ownership for logistics players:
•Walmart has announced plans to reach zero emissions by 2040;
•Amazon has committed to being carbon neutral by 2040 and purchasing 100,000 electric delivery vehicles;
•The United States Postal Service will electrify 70% of its fleet starting with electric delivery vans;
•UPS has placed orders for 10,000 electric delivery vehicles;
•DHL’s Mission 2050 targets zero-emission logistics by 2050, while operating clean pick-up and delivery solutions for 70% of first and last mile services;
•IKEA is targeting 100% electric deliveries and services by 2025;

•PACCAR has developed a Class 8 zero-emissions fuel-cell-electric truck as well as battery-electric heavy-duty and medium-duty trucks;
•Xos announced an order to supply fully electric last mile delivery vehicles to a premier contractor for FedEx Ground services;
•Renault Trucks began series production of its electric refuse truck in 2020 and announced the launch of a second variant in 2021;
•Cummins Inc. and Isuzu Motors Limited announced a prototype medium-duty battery electric truck as the first zero-emissions solution in their Isuzu Cummins Powertrain Partnership in 2022;
•Mack Trucks began serial production of its first fully electric Class 8 vehicle (Mack LR Electric) in 2021;
•Tesla announced it plans to begin production of the Class 8 semi-truck in 2023;
•Mercedes-Benz announced serial production of its eActros Class 8 truck in 2021 with eActros LongHaul planned for 2024;
•Freightliner eCascadia Class 8 truck announced serial production in late 2022;
•Mitsubishi Fuso Vision One Class 8 trucks announced it will begin serial production of fuel-cell trucks by the late 2020s, with the intent to make all new vehicles for the Japanese market CO2-neutral by 2039;
•Navistar International announced the production launch of its fully-electric International EMV Series trucks in 2021;
•Volvo began serial production in Europe of the FL and FE Electric in 2019 and in North America of the VNR Electric in 2021. Production in Europe of the heavy-duty Volvo FH, Volvo FM, and Volvo FMX Electric has been scheduled for 2022;
•Volkswagen Commercial Vehicles launched a new division in 2021 to focus on electrification of its fleet and development of Mobility as a Service (MaaS) and Transport as a Service (Taas); and
•Rivian began production of the R1T Pickup and R1S SUV in 2021, and it has announced its goal to produce at least one million EVs per year before 2030.
Competitive Strengths
Our competitive strengths include the following:
•Best-in-Class Performance and Durability: Using our patent-protected technology, we produce batteries with the highest energy density, longest range and fastest charging time in the industry. By providing our customers with the highest energy density in the market, while maintaining durability and reliability, we increase their vehicles’ performance and lower total cost of ownership, which in turn provides our customers with a key competitive advantage over their competitors.
•Flexible, Scalable Modules and Packs for a Wide Range of Customers: Our modular battery design enables high scalability across a wide range of end-market requirements. Due to our adaptable battery pack architecture, we are able to provide our customers with drop-in solutions for vehicles across multiple platforms. This modular design also facilitates faster time to market for customers with large-scale fleets.
•Unparalleled Battery Science Expertise: We have assembled a world-class engineering team with deep battery science expertise that is focused on driving technological innovation in energy technology. Our founders were former leaders at Tesla, SpaceX, Amazon, Apple, Bosch and Samsung. We have deep knowledge and expertise across all core engineering disciplines including electrical, thermal, chemical, mechanical and electrochemistry. Our team combines experience from automotive, space and aviation technology to create the most advanced battery systems for commercial and a variety of other EVs. Our technology revolves around the battery cell and we work with the top tier cells available on the market, a component available to an elite few organizations. This approach ensures that our module and pack designs integrate thermal, mechanical and electrical conditions that promote the longest cell life and best power utilization. This technology approach also results in our creating a safer and more accurate BMS.
•Exhaustive Safety Testing: Safety remains one of the most important aspects of battery engagement, and our safety methodology is industry leading. We have one of the most exhaustive in-house safety testing programs in the industry using proprietary safety design methods validated by Underwriters Laboratories, a global independent safety science company. Our batteries are performance-tested under real-world thermal, environmental, electrical and mechanical loads and subjected to vibrations, shocks and physical impacts to ensure our batteries stand up to the demands of our customers’ applications. We offer real-time diagnostics and proprietary BMS algorithms to optimize safety and utilization.

•Cost-Effective Global Second Life Program: We have a plan to enable responsible and efficient recycling of batteries consistent with the latest regulatory requirements. We have collaborated with HES, a leader in the environmental, waste management and recycling services industry with an extensive history of managing and recycling all battery types for thousands of customers. Our strategic collaboration with HES will focus on developing a dedicated program for our customers, designed for safe, compliant, and cost-effective lithium-ion battery recycling.
Business Strategy
We intend to leverage our competitive strengths to increase our market share and to enhance stockholder value. Key elements of our business strategy include the following:

•Low-Cost Design and Manufacturing: The modular design of our battery products enables low-cost and high-volume manufacturing. Automation of critical assembly steps coupled with patented component designs makes our module production process economical, reliable and efficient. We focus continually on improving production efficiencies, including lowering the cost of components we purchase. We have plans underway which will expand and further automate production capacity in conjunction with relocation to our new 215,000 square foot facility in Southern California.
•Integrated Product: We have a massive end-market opportunity in commercial vehicles, including in non-motive power applications (e.g., refrigeration), with expansion opportunities to increase the range of our product portfolio across diverse markets. While focused primarily on commercial vehicles today, we will be opportunistic as other adjacent markets, such as off-highway vehicles, marine vessels, stationary storage, aviation and other personal mobility solutions mature. The core technology in our modules and packs is translatable to new forms of modules and packs for alternative applications. Our mastery of coupled structural and active thermal management means that current and next generation battery modules can be configured to fit in a variety of different applications all while safely meeting specific power needs.
•Efficient Modular Solution and Customer Configurability: We design scalable products and solutions that can be efficiently configured to our customer needs. Our current off-the-shelf battery pack offerings, based off the highly configurable Banyan module, serve a wide range of growing end markets and customer demands. The flexibility of our off-the-shelf offerings allows us to respond to new opportunities quickly, with shortened delivery lead times. We also have the capability to design tailored, fully customized battery pack solutions for our customers.
•Continued Focus on Technological Innovations: We intend to continue leveraging our world-class engineering team to innovate future products and enhance existing products. We continue to invest in R&D in areas such as materials, thermofluidics, algorithms, cell chemistry, computational methods and advanced manufacturing, to build on our intellectual property portfolio. Our team also conducts algorithms for life optimization of electric fleets based on field operation data. By using machine learning, we can maximize our customers’ fleet efficiency, providing our customers with a key competitive advantage over their competitors.
Business Segments
During the third quarter of 2021, we hired a new Chief Executive Officer who became our Chief Operating Decision Maker (“CODM”). Our new CODM changed how we manage our business and allocate resources, which resulted in modifications to our organizational and segment structure. As a result, we reorganized from two segments (Romeo Power North America and Joint Venture Support) to a single operating segment for the consolidated business. Our operations are now comprised of a single reportable segment.

The CODM evaluates and monitors performance primarily through consolidated sales and gross profit. Asset information is not regularly reported to the CODM for purposes of the allocation of resources or assessing segment performance.
All of our revenues (based on location of customer) and long-lived assets were within North America for the years ended December 31, 2021 and 2020.
Technology and Products

As the market trends toward zero-emission solutions, we believe there will be increasing demand for medium to high voltage battery packs for EVs, ranging from commercial trucks and buses to other adjacent markets such as off-highway vehicles, marine vessels, stationary storage, aviation and other personal mobility solutions. By offering premium battery technology for the growing EV and other markets, we believe we are well-positioned to supply an integral part required in zero-emission transportation products.

We design, engineer and produce energy-dense, commercially available lithium-ion battery products in a cost-effective manner, creating a safe, efficient and powerful energy solution for our customers. We offer customized solutions using proprietary in-house technology allowing for optimized electrical, mechanical, thermal and structural aspects that are designed to safely meet our customers’ energy needs. We have demonstrated 20-30% improvements in both gravimetric and volumetric density relative to competitors, with shorter charging times and longer intervals between charges.
Our core products are battery packs and modules and battery management systems. Our core competency is focused on a variety of elements, which include:
•Cell Science: Cell testing, characterization, and evaluation of cells at early development stages.
•Electro-Mechanical Engineering: Designed for durability and crashworthiness; fulfills requirements for volume production such as manufacturability and serviceability.

•Thermal Engineering: Designed for consistent temperature distribution within and among all battery cells guaranteeing lifetime maximum battery performance.
•Battery Management System: Maintains a common platform so all customers reap the benefit of field-tested electronics and software even for a prototype.

________________________________
(1)Battery Management Intelligence – Development planned for 2022.
Battery Modules
Our large battery modules uniquely balance modular and integrated design, and therefore offer flexible and customizable design as building blocks that allow for custom packs without needing months or years of additional research and development (“R&D”) for each prototype.
Banyan Module

As our standard vehicle building block suitable for battery powered and plug-in hybrid vehicles, Banyan is the perfect module for trucks and buses. Banyan modules have integrated active cooling and structural capability, high stability and superior thermal management, and can be configured into eight unique different voltages. The integration of multiple functions into a single component improves volumetric and gravimetric energy density, and our scalable recipe results in a faster time to market for our customers with off-the-shelf modules. The module functions as the ultimate “drop-in” solution; structure, cooling and heating, and safety functions and features are seamlessly integrated into one package.

With a 10.3kWh capacity, 215 Wh/kg energy density, and a 2-hour charge time, Banyan has the highest energy density, longest range and fastest charging time on the market, even surpassing the Tesla Model 3 in energy density at the module level and at pack level when integrated into our packs. Banyan utilizes the high energy density cylindrical 21700 cell format in a modular design with high packaging efficiency, high power capability, and an integrated thermal and structural plate. Additionally, the Banyan module uniquely achieves a single-cell fault-tolerance by design, meaning that the risk of a catastrophic thermal incident is greatly mitigated. Additionally, the modules have integrated sensors for early detection of certain anomalies, and therefore are capable of providing the vehicle with a safety alarm that significantly exceeds the requirement set by the standard known as GTR20 (Global Technical Regulation No. 20 issued by the United Nation’s Economic Commission for Europe). Banyan modules also meet SAE J2380 and J2464 standards for vibration and shock requirements.

Menara Battery Pack Family
The Menara Packs are the first ever pack family in the battery-powered EV (“BEV”) space. Our intellectual property portfolio gives us the technology to create powerful and flexible packs that can be utilized from Class 3 delivery vehicles to the world’s largest long-haul Class 8 vehicles. Our packs are highly compatible with many of our customers’ current applications. Our Menara BEV pack family features the following specifications:
•Up to 1000V working voltage
•Delivers a wide range of energy solutions (30 kWh to 1 MWh)
•Configurable in 10kWh increments
•Serviceable junction box
•Distributed BMS architecture
•Module and pack single cell fault tolerant
•Fast charge time

We believe there will be a greater need for medium to high voltage battery packs for EVs ranging from Class 8 commercial trucks and buses to adjacent markets, such as off-highway vehicles, marine vessels, stationary storage, aviation and other personal mobility solutions as these markets mature. By offering battery pack solutions for various niche products within the growing EV and truck industry, we believe that we are well-positioned to supply an integral part required in the creation of zero-emission transportation products across market segments.
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
Our battery modules and packs are single-cell fault-tolerant. This means that in the outlying case, where for some reason a certain battery cell exhibits a thermal incident, the thermal incident will not propagate to the neighboring cells. Based on system requirements, our BMS can be programmed to shut off the system completely after a cell-related incident, or to keep operating safely in an actively derated fashion until servicing is conducted.
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
Former Joint Venture with BorgWarner
In May 2019, Legacy Romeo and a subsidiary of Tier 1 automotive supplier BorgWarner formed a joint venture named BorgWarner Romeo Power LLC (the “BorgWarner JV” or “JV”) to pursue opportunities to exploit Romeo’s intellectual property outside of North America and Romeo’s core products.

On October 25, 2021, BorgWarner exercised its rights under the BorgWarner JV’s Joint Venture Operating Agreement (the “JV Agreement”) to put its ownership interest in the BorgWarner JV to Romeo. Following agreed upon steps related to the put process, Romeo acquired BorgWarner’s 60% ownership interest in the BorgWarner JV on February 4, 2022, for a purchase price of $28.6 million. Upon acquiring the additional 60% of the BorgWarner JV, Romeo dissolved the BorgWarner JV, effective February 11, 2022, and distributed all of the BorgWarner JV’s assets, including its rights to Romeo’s intellectual property, to Romeo. As a result, Romeo has recaptured all rights in its intellectual property that it had previously licensed to the BorgWarner JV under an Intellectual Property License Agreement (the “IP License”). Consequently, we now have the right to exploit all of our intellectual property in all fields of use and all geographic markets. Further, by dissolving the BorgWarner JV and terminating the IP License, we also assumed full, unilateral control of our R&D budget and related activities.
Certain of BorgWarner’s rights established in the JV Agreement and/or the IP License survive the dissolution of the BorgWarner JV and termination of those agreements:

•BorgWarner’s non-commercial rights in Legacy Romeo’s existing intellectual property (i.e., intellectual property that existed as of the date that Romeo purchased BorgWarner’s interest in the BorgWarner JV), as well as the right to obtain a broad commercial license to that intellectual property in the event of Legacy Romeo’s insolvency or breach of any debt covenant; and

•BorgWarner’s right of first refusal to manufacture Romeo’s stationary products (i.e., batteries that are not used in vehicles or anything else that moves) via a joint venture with Romeo on terms that Romeo and BorgWarner would negotiate at the time of forming such venture if, within three years of the date that we purchased BorgWarner’s interest in the BorgWarner JV, we propose to expand our stationary product business, including by selling stationary products outside of North America or expanding our manufacture of stationary products to an extent that causes our annual production capacity to exceed the projected 6.8 gigawatt hour capacity of our existing manufacturing facility.
Collaborative Arrangement with Heritage
We formed a collaborative arrangement with Heritage Battery Recycling, LLC (“HBR”), an affiliate of HES, to focus on sustainability and reuse applications of our battery technologies.
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
HBR will own and operate the System. We will receive 30% of the profit generated by the System during the term of the Heritage Agreement. In the event of an operating shortfall, we would fund 30% and HBR would fund 70% of such shortfall. The Heritage Agreement does not specify when the System is to be completed or start generating revenue. The initial contract duration is for a period of ten years from December 29, 2020, and the agreement automatically renews for successive one-year terms indefinitely. While the arrangement is in effect, it establishes a strategic collaboration with HES for the collection of our battery packs for recycling and gives our customers priority at the recycling facility.
If HBR decides to develop any future lithium-ion battery processing facilities in North America or Europe, we would have a right of first offer to participate in any such facility under terms to be agreed upon by the parties, provided that we commit to funding at least 30% of the cost of such facility.
We have also committed to fund up to $10 million to purchase ten BEV trucks and the charging infrastructure for a one-year pilot program to determine the feasibility of transitioning HES’s or its affiliates’ fleet of trucks from diesel powered vehicles to BEVs that each utilize battery packs not smaller than 150 kWh. If such pilot program is successful, the parties would enter into an agreement for the procurement through us of at least 500 BEVs on terms acceptable to HBR, HES and us. The participants in the pilot program have been selected, and the parties have entered into agreements to support the pilot program. Development of batteries for the program is underway, and the pilot program is expected to commence in 2022.

On October 6, 2021, Heritage Battery Recycling announced it had combined with Retriev Technologies, and the combined company now operates under the Retriev Technologies brand (“Retriev”).

Other Strategic Partnerships
In January 2021, we entered into a Strategic Alliance Agreement with Republic to collaborate on the development of our battery technology for use in Republic’s electric garbage trucks. Republic is the second largest provider of non-hazardous solid waste collection, transfer, disposal, recycling, and environmental services in the United States, as measured by revenue.
In September 2021, we announced a collaboration with Dynexus to integrate Dynexus’s actionable battery performance and health sensors into Romeo Power’s battery ecosystem. The technology developed by Dynexus will initially be utilized for incoming cell quality control and end-of-line verification, as well as module and pack diagnostics and prognostics, enabling multiple opportunities to reduce total cost of ownership for our customers.

These relationships are important in de-risking our business model, scaling the business, and delivering value to customers.
Intellectual Property and Technology
Our success depends in part on the innovations generated by our R&D group, on that group’s ability to continue to innovate effectively, and on protecting those innovations using patents, trade secrets and copyrights.
Intellectual Property

All of Legacy Romeo’s current and future intellectual property (with the exception of certain trademarks) has been assigned to Romeo Systems Technology, LLC, an intellectual property holding company and wholly owned subsidiary of Legacy Romeo (“Romeo IP Holdco”). Romeo IP Holdco has granted the sole right to commercialize Legacy Romeo’s current and future intellectual property back to Legacy Romeo and has granted a non-commercial license of Legacy Romeo’s current (but not future) intellectual property to BorgWarner, as described above. See the section entitled “Business—Former Joint Venture with BorgWarner.”
Patents
We currently have three issued patents in the United States, four pending United States patent applications, with six invention disclosures based on which applications for additional patents may be prepared.
Additionally, we have three applications for patents pending in each of the European Patent Office, Hong Kong, South Korea, Japan and China and one Patent Cooperation Treaty application pending that is not yet in the national phase.
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
Research and Development
The primary areas of focus of our R&D efforts have been thermal management for enhanced performance, longevity and safety; micro-laser welding manufacturing processes for higher throughput and more efficient use of factory floor space; BMS configurability to quickly and efficiently integrate our battery packs into customer platforms; and unique battery state monitoring and control algorithms for enhanced performance and safety.
Thermal Management
Our patent pending extruded cold plate is exceedingly thin and lightweight, yet sufficiently rigid to serve as a structural component of our battery modules. Its unique design has enabled us to increase the energy density and safety of our batteries and to manufacture them at lower cost. In addition, our proprietary bonding materials enhance thermal control effectiveness and electrical safety.
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
Micro-Laser Welding
Our patented micro-laser welding technology eliminates the need to extrude and solder wires. This technology greatly simplifies assembly processes, enabling us to configure our assembly lines for new products quickly and efficiently while increasing throughput and using factory floor space more efficiently. It also facilitates the efficient commercialization of product variations by shortening the development time for new system voltage configurations.
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
Customers and Backlog
We currently serve sixteen customers. Our existing customers include leaders in the EV sector, as well as companies committed to reducing the overall environmental impact and fuel costs of their owned and operated truck and equipment fleets. Our customers include commercial EV manufacturers, electric powertrain converters, electric watercraft manufacturers, fleet operators, and automobile and recreational vehicle manufacturers. Several of our customers have diverse vehicle offerings spanning multiple weight classes, or they operate across continental boundaries.
Our customers value safety, serviceability, and energy density. Our systems are the safest in the market as a result of the cell selection, the design of and material configuration in the module and pack, and integration with our BMS. We have achieved single cell or multiple cell fault tolerance, which means during an incident, when a cell or multiple cells go into a thermal runaway, the propagation is contained. Our modules have integrated sensors for early detection of any anomalies, and therefore are capable of signaling a safety warning to the vehicle that we believe affords the driver more time to exit the vehicle when compared to any other battery system currently available for commercial vehicles of which we are aware. We also believe we have the highest energy density in the market today, and, due to our BMS software and modular design specifications, we are able to limit service for our packs to a specific module replacement instead of full pack replacement. In addition, by design, our electronics and junction box are serviceable and easy to access.
We also have the capabilities to tailor our modular products to our customers’ applications. An example of one application-specific important feature is the ability to recover energy during braking for trucks. The combination of cell selection, together with our thermal management interface, allows us to recover energy from maximum load braking for 10 continuous minutes which represents the scenario of a truck traveling downhill for an extended period of time.
Target Customers
Our business today primarily targets large truck and bus fleet customers with established sustainability goals, as well as fleets operating along dedicated routes located in regions offering strong incentives for delivering zero-emission vehicles.
Key Customers
Our key customers include the following:
Nikola Motor Company

Nikola Motor Company (NASDAQ: NKLA) (“Nikola”) is a leading hybrid commercial truck manufacturer based in Phoenix, Arizona. We currently have a supply agreement dated August 28, 2020, to provide battery modules and packs, both custom and off-the-shelf, for Nikola’s electric trucks. The existing agreement requires us to develop a custom battery pack design using our off-the-shelf modules and battery management system. It also requires us to manufacture battery packs based on such custom design with the support of BorgWarner. The term of the existing agreement runs until three years after we complete such design and commence commercial production of the custom battery packs.

Beginning late in the fourth quarter of 2021, we began a series of discussions with Nikola regarding our terms of business, which we currently expect to result in amendments to the terms and conditions of our existing agreement. These discussions have not yet been concluded and the outcome of these negotiations is uncertain. However, we expect that arrangements with respect to procurement of battery cells for products we manufacture and sell to Nikola will be reflected in any amendments to our existing agreement with Nikola. As a result of Nikola receiving a supply commitment from a tier-one battery cell manufacturer, we expect that Nikola will directly procure and then consign cells to us for the manufacture of battery modules we sell to them. If and when adopted, this new arrangement will remove the value of battery cells, which are the most significant portion of the product bill-of-material, from both product revenues and cost of product revenues with respect to our business with Nikola. The outcome of other aspects of our discussions with Nikola cannot be predicted at this time.
Under terms of the existing agreement, Nikola is committed to purchase approximately $243.0 million of battery modules and packs (including the value of battery cells), subject to our compliance with customary quality and delivery requirements. The agreement does not specify financial penalties or minimum payment amounts if Nikola fails to satisfy its purchase commitment. If Nikola were to breach its minimum purchase commitment (for reasons other than our serious quality control deficiencies or failure to perform our obligations under the agreement), then we would be entitled to seek customary remedies for breach of contract, subject to an agreed limitation on damages of amounts paid or payable under the agreement in the 12 months before such breach occurs.
Lightning Systems
Lightning Systems, Inc. (“Lightning”) designs and manufactures zero-emission all-electric powertrains for medium- and heavy-duty vehicles, including delivery trucks, shuttle buses, passenger vans, chassis-cab models, and city transit buses. We have a supply agreement dated July 13, 2020, to supply off-the-shelf battery modules and packs across Lightning’s EV portfolio. The initial term of the agreement runs through December 31, 2024, with automatic one-year renewals unless either party decides not to renew. Lightning is committed to purchase approximately $56.0 million of battery modules and packs during the initial term, subject to our successful conclusion of customary tests of our products. If Lightning’s orders fall short of its commitment, it would be required to pay a make-whole payment based on the amount of its shortfall.
Lion Buses Inc.
Lion Buses Inc. (“Lion”) is a leading battery electric bus and truck manufacturer based in Saint-Jérôme, Canada. On November 2, 2020, we entered into a purchase agreement with Lion to supply it battery modules and packs, with a minimum purchase commitment of approximately $234.0 million of battery modules and packs during the five-year initial term of the agreement. We committed to using our best commercial efforts to have our fleet manager partners purchase Lion vehicles.
Customer Concentration

Historically, we have been dependent on a limited number of customers for a significant portion of our revenue. For the year ended December 31, 2021, BorgWarner JV engineering services revenue accounted for 12% of our total revenue, and Nikola and Lightning accounted for approximately 62% and 12% of our total revenue, respectively. For the year ended December 31, 2020, BorgWarner JV engineering services revenue accounted for 35% of our total revenue, and Nikola and Hexagon Purus AS accounted for approximately 28% and 27% of our total revenue, respectively. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future although over time we expect greater customer diversification. Our ability to maintain close relationships with these top customers may have a material impact on the growth and profitability of our business.

Customer Backlog
We define contracted revenue (or “backlog”) as the minimum amount of committed revenue expected to be received under our existing customer contracts from sales of battery packs, modules, battery management system software and services not yet built and delivered or provided.
Beginning late in the fourth quarter of 2021, and as described previously, we began a series of discussions with Nikola regarding our terms of business, which we currently expect to result in a formal change to terms and conditions of our existing agreement. These discussions have not yet been concluded and our current view of the outcome is subject to further change. However, we expect that arrangements with respect to procurement of battery cells for products we manufacture and sell to Nikola will change. As a result of Nikola receiving a supply commitment from a tier-one battery cell manufacturer, we expect that Nikola will directly procure and then consign cells to us for the manufacture of battery modules we sell to them. This new arrangement will remove the value of battery cells, which are the most significant portion of the product bill-of-material, from both product revenues and cost of product revenues once this change occurs.
Although the outcome of all aspects of our discussions with Nikola cannot be predicted at this time, we are adjusting our backlog to reflect the estimated impact of the structural change in battery cell procurement arrangement for Nikola. The updated customer backlog at December 31, 2021 is estimated to be $392.2 million, which reflects an estimated $146.9 million reduction related to the change in Nikola battery cell procurement. For $306.0 million out of the $392.2 million of backlog related to minimum quantity purchase commitments, if the customers do not follow through on their minimum purchase commitments, we would receive a maximum of $286.5 million under certain make-whole provisions included in these contracts. For the remaining $86.2 million of backlog related to minimum quantity purchase commitments included in these contracts, if the customers do not follow through on their minimum purchase commitments, we would seek damages through customary remedies for breach of contract. The portion of our backlog as of December 31, 2021 that is expected to be recognized in the twelve-month period following December 31, 2021 is approximately $35.2 million. The remaining backlog balance of approximately $357.0 million is expected to be recognized between 2023 and 2025. The difference between our backlog and our minimum revenue that would be received in satisfaction of take or pay minimum order commitments reflects that our backlog does not represent a guarantee that our customers will complete purchases of our products and services in the quantities that we anticipate, and some of our contracts allow our customers to purchase in smaller quantities with certain minimum order penalties. All contracted revenue amounts also assume continued performance of our contractual obligations and satisfaction of customary testing and quality required under each customer contract.
Competition
The energy technology and energy storage industry is highly competitive, and new regulatory requirements for vehicle emissions, technological advances, and shifting customer demands are causing the industry to evolve towards zero-emission solutions. We believe that the primary competitive factors in the market include, but are not limited to:
•total cost of ownership (“TCO”);
•safety, reliability and quality;
•gravimetric and volumetric energy density;
•product performance and uptime;
•charging characteristics;
•technological innovation;
•comprehensive solution from a single provider;
•ease of integration; and
•service options.

Similar to traditional OEMs in the passenger vehicle market, incumbent commercial transportation OEMs are burdened with legacy systems and the need to generate sufficient return on existing infrastructure, which has resulted in a slower pace to adopt new zero-emission drivetrain technology until recently. This slow curve, particularly in long-haul, heavy duty commercial transportation has created the opportunity for us to mature technology for this challenging market ahead of our competition. Romeo batteries have now accumulated more than one million miles on the road, which demonstrates the durability and performance profile required by customers in this industry who are now beginning to accelerate their electrification plans for the next decade. We believe the global push for lower emissions combined with vast technological improvements in fuel cell and battery-electric powertrain technologies have encouraged well-established vehicle manufacturers to begin investing in zero-emission vehicle platforms.

Our key competitors include battery pack producers like Proterra, Contemporary Amperex Technology Co., Limited (CATL), AKASOL AG and Kreisel Electric. Some of our customers have and may continue to pursue a sourcing strategy that involves purchasing battery products from more than one battery provider. The strong vertical position of cell suppliers like CATL reinforces the value of our cell agnostic strategy. We believe that we are positioned to compete favorably in the market for EV battery packs. Although we do not have the same name recognition or operating histories as many of our competitors, we are free from the burden of legacy infrastructure, technological approach and product design. In a relatively nascent market where technology advances can create significant competitive advantage, we believe our fresh approach as a relatively young company is reflected in technology and product advantages .
Our competitive advantages include the highest energy density, longest range, and fastest charge time. Our battery packs have high stability and superior thermal management. Our high volume of U.S.-based manufacturing, and competitive TCO of our product are also key differentiators in the market.
Superior safety performance of our products is a significant strategic and competitive advantage. The safety methodology and characteristics of our products are verified both internally, and by independent external entities like Underwriters Laboratories. Further, our design capabilities, advanced proprietary technology, and the manufacturing advantage of our modular and scalable products allows us to supply customers with exactly what they need.
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
The price we pay for battery cells depends on a number of factors, including material grades of chemistry selected for cell recipe, volumes, long-term commitment, logistics and shipping, and tariffs. The cost of battery cells also depends on the industry supply and demand balance, as well as the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. Costs for these raw materials have increased due to higher production costs and demand surges in the EV market which may reduce our profitability if we cannot recoup the increased costs through our products or services.

Faced with a global shortage of battery cells, suppliers are increasing their output capacity in Asia and in the United States while EV battery pack manufacturers are competing for a severely limited supply of battery cells in the short and medium term. See the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Current Market Conditions” for additional information.
Samsung
Samsung is a leading global supplier of electrical products and components. Through its supply of battery cells to Romeo, Samsung currently supports our EV program and is a candidate for stationary storage (“ESS”) applications. Samsung offers cylindrical and prismatic products.
LG Energy Solution
LG Energy Solution is a subsidiary of LG Chem Ltd., the largest Korean chemical company headquartered in Seoul, South Korea. LG Energy Solution supplies Romeo with battery cells, offers cell selection for both EV and non-EV programs and is an ESS candidate. LG Energy Solution offers cylindrical and pouch products.
BAK

BAK is a leading battery cell provider headquartered in Shenzhen, China. BAK supplies Romeo with battery cells, which are currently in validation stages for Romeo’s EV programs. BAK offers cell selection for both EV and non-EV Programs and is an ESS candidate. BAK offers cylindrical products.
Molicel
Molicel is a world-class battery cell provider headquartered in Taipei, Taiwan. Molicel’s focus on high power cylindrical cells with fast charging capabilities make it a leading choice for various Romeo customers, including marine and potential eVTOL applications. Molicel supplies Romeo with battery cells, which are currently in validation for Romeo’s EV and non-EV programs. In addition to two locations in Taiwan, Molicel also has an R&D Center located in Maple Ridge BC, Canada.
Manufacturing and Production

Our current manufacturing facility in Vernon, California can produce battery packs and modules quickly and reliably to meet our customers’ volume requirements. Our trained employees are veterans of renowned technology companies from California and automotive OEMs, and they are passionate about producing industry-leading battery modules and packs. Before leaving our facility, all modules and packs are tested according to stringent industry standards.

In October 2021, we secured a new 215,000 square foot facility located in Southern California to which we will transition all operations during the second and third quarters of 2022. Our new location will almost double our floorspace, providing the room for more efficient and effective expansion as we grow, while keeping substantially all of our operations, labs and personnel in one location. Our current Vernon facility and the new facility are both located close to port and intermodal transport networks for quick delivery.
Our designs are optimized and inherently flexible for high-rate manufacturing on the same production lines. Our trained technicians provide drop-in solutions for our customers’ vehicles by assembling our modules into custom high-capacity battery pack configurations.
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
We have constructed a robust product test plan strategy to characterize module and pack performance, product life, construction integrity and design improvements. Our proprietary test plans, developed from past experience in automotive, aerospace, space and consumer electronics industries, specifically for battery applications and systems set us apart. We have a state-of-the-art in-house test lab offering comprehensive testing services for the entire product development lifecycle.
Our full range of test capabilities includes:
•mechanical, environmental, electrical and safety testing;

•engineering, qualification, and production testing for single cell, module and pack level battery systems;
•system characterization testing including: resonant searches, shock response, system temperature saturation identification, and battery performance;
•comprehensive failure analysis (“FA”) solutions including: cross section imaging, cell tear downs and FA reports; and
•test consulting and documentation services including: test plan development, test procedure development, test fixture design, and automated test equipment development.
No module or pack is considered complete until its functional and electrical characteristics are verified. Our state-of-the-art testing systems verify all critical specifications to assure everything is fully functional as intended and ready to plug into an EV.
Designing safe, reliable and robust systems with in-depth battery research means ensuring our customers’ standards are met at every step throughout the entire product maturity, development, and production process. As packs come off the production line, failure analysis includes:
•crush/impact;
•penetration;
•short circuit;
•cell spacing; and
•cell-to-cell and module-to-module passive propagation resistance.
Sales and Marketing

We have the technology, manufacturing knowledge and determination to maximize our market share in the United States, Mexico and Canada as an immediate focus, followed by other global markets as we begin to pursue customers previously within the scope of the BorgWarner JV. We take an insight-driven, strategic approach to our go-to-market strategy. Sales activities are generally carried out by our full-time sales employees. The sales process for our products is long and complex, often involving technical collaboration, sampling and validation. We believe that our relationships with existing customers are generally strong, both with the incumbents and new entrants in the commercial vehicle market. As our customers’ product pipeline expands, these entities will continue to be a source of organic growth.
We launched a corporate rebranding in 2021 to align our marketing materials to the core of our company identity, which is a deep commitment to innovation for a more sustainable future enhanced by reduction of carbon emissions. Our bold new look embodies our lasting promise: to serve the most demanding and innovative customers by providing the world’s highest energy density batteries that deliver superior performance, safety, flexibility and durability.
We have bolstered our sales organization and have begun to increase substantially our presence at battery and other technology expos in 2022. We continue to provide regular thought leadership in industry publications and speaking engagements.
Research and Development

Our R&D activities currently take place at our existing manufacturing facility in Vernon, California. As we relocate to our new facility in nearby Cypress, California, we will approximately double the amount of floorspace dedicated to our R&D activities.
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

Employees
As of December 31, 2021, we had 295 employees based primarily in the greater Los Angeles area, of which 293 were full-time employees. A majority of our employees are engaged in product design, development, and manufacturing. Our targeted hires typically have significant experience working for well-respected original equipment manufacturers, energy technology, engineering firms and software companies. Our current employee base has extensive engineering and product launch and operations experience across technologically driven mobility products. None of our employees is either represented by a labor union or subject to a collective bargaining agreement.
We seek team members who want to help solve a significant problem that will positively impact the world. We value diversity and recognize the importance of fostering a positive, inclusive culture. As such, we have actively taken steps towards eliminating unconscious bias in our hiring and promotion processes while enabling us to add and promote team members who demonstrate behaviors aligned with our values.

We are committed to maintaining equitable compensation programs including equity participation. We offer market-competitive salaries, strong equity compensation and Company-paid benefits aimed at attracting and retaining team members capable of making exceptional contributions to our success. Our compensation decisions are guided by the external market, role criticality, and the contributions of each team member.
Government Regulation
Environmental, Health and Safety Regulations
Facility Operations

We currently operate from a single, dedicated EV battery pack manufacturing facility located in Vernon, California. Our operations at our Vernon, California facility are subject to a variety of environmental, health and safety regulations, including those governing the generation, handling, storage, use, transportation, and disposal of hazardous materials. As announced in October 2021, we secured a new 215,000 square foot facility located in Cypress, California to which we will transition all operations during the second and third quarters of 2022. At the new facility, we will be subject to the same environmental, health and safety regulations, including those governing the generation, handling, storage, use, transportation, and disposal of hazardous materials.

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

We are also subject to laws imposing liability for the cleanup of releases of hazardous substances. Under the law, we can be liable even if we did not cause a release on real property that we lease. We believe we have taken commercially reasonable steps to avoid such liability with respect to our leased facility located in the city of Vernon, California, which is well known for its long industrial history. As with many sites in Vernon, there is onsite contamination below our facility in the form of soil vapors. However, there is currently no requirement to investigate or remediate this onsite contamination. Since we began operations at the Vernon facility in 2017, we have no reason to believe that our operations contributed to the contamination or otherwise caused any onsite releases. Liability to address these historical conditions rests primarily with the landlord of the Vernon facility and companies that originally released contaminants causing the soil vapors. However, as noted above, we could be held liable in certain limited circumstances as the lessee and operator of the Vernon facility. Ultimately, we do not believe that these soil vapor conditions represent a material risk. Once we begin operations in the new facility in Cypress, California, we will be subject to similar risks and potential liabilities resulting from our operations.
Product Stewardship

We recognize that large-scale global adoption of lithium-ion batteries will require cost-effective recycling processes. Accordingly, we have a product stewardship program that addresses both ease of disassembly of our battery packs and collection of battery packs and modules removed from active service for proper handling and disposal. Balancing necessary ease of battery disassembly with safety and durability requirements, our battery packs’ layered design and low content of adhesives make separation processes less complex and recycling more cost effective. Romeo battery packs can have a “second life” as refurbished batteries or for use in stationary storage application for which reduced performance capability is acceptable.
We have also formed a collaborative arrangement with HBR, an affiliate of HES, for the collection of our battery packs for recycling. HES has a long history of recycling all types of batteries. See the section entitled “Business—Collaborative Arrangement with Heritage.” On October 6, 2021, Heritage Battery Recycling announced it had combined with Retriev Technologies, and the combined company now operates under the Retriev Technologies brand (“Retriev”).
Buy America
The U.S. “Buy America” requirements impose price differentials or prohibitions on procurement of products purchased under certain U.S. government programs. The price differentials or prohibitions apply to products that are not produced in the U.S. or that do not contain U.S. components making up at least 50% of the total cost of all components in the product. Our battery packs are designed and manufactured in the U.S. and qualify as “domestic origin” for purposes of “Buy America” requirements, which offers us an advantage to supply to customers who are subject to such requirements.
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

PART I
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
Risk Factors Summary
Risks Related to our Business and Industry
•    Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

•    Our operations may be adversely affected by the COVID-19 pandemic, and we face risks that could impact our business.

•Our management has performed an analysis of our ability to continue as a going concern. In addition, our independent registered public accounting firm’s report contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

•We previously identified material weaknesses in our internal control over financial reporting which, although currently remediated, could recur and affect the reliability of our consolidated financial statements and have other adverse consequences.
•    We are dependent on a limited number of customers for a significant portion of our revenues.
•    Many of our target customers are large commercial vehicle OEM customers and large volume customers, and the failure to obtain such customers, loss of sales to such customers or failure to negotiate acceptable terms in contract renewal negotiations could have an adverse impact on our business.
•    Under certain circumstances, our customers can cancel or terminate our contracts.
•    If any of our battery products fails to perform as expected, our ability to develop, market and sell our current products or future technology could be harmed.
•    We operate in an extremely competitive industry and are subject to pricing pressures. Further, many other battery manufacturers have significantly greater resources than we have.
•    Entering into strategic alliances and relying on third-party manufacturing, including from suppliers of components we include in our finished products, exposes us to risks.
•    BorgWarner continues to have certain rights to our intellectual property following our acquisition of BorgWarner’s interest in BorgWarner JV including rights that may give BorgWarner a broad commercial license to certain of our intellectual property in the event of Romeo’s insolvency or breach of any debt covenant.
•    BorgWarner’s acquisition of one of our competitors means that a competitor may have access, even if in violation of the Borg Warner’s responsibilities under the BorgWarner JV Agreement, to Romeo’s confidential information that existed as of the date that Legacy Romeo acquired BorgWarner’s interest in the BorgWarner JV.
•    We are dependent on our suppliers to fulfill our customers’ orders, and if we fail to manage our relationships effectively with, or lose the services of, these suppliers and we cannot substitute suitable alternative suppliers, our operations would be materially adversely affected.

•    Increases in costs, disruption of supply or shortage of any of our battery components, such as battery cells, electronic and mechanical parts, or raw materials used in the production of such parts, could harm our business.
•    Our failure to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors or a decrease in demand for our battery packs and modules due to substitute products.
•    If we cannot continue to develop new products in a timely manner and at favorable margins, we may not be able to compete effectively.
•    Developments in alternative technology may adversely affect the demand for our battery modules, packs, and BMS for EVs.
•    Manufacturing or use of our products may cause accidents, which could result in significant production interruption, delay or claims for substantial damages.
•    We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
•    As components of EVs, our products as installed in the products of our customers are subject to motor vehicle standards, and the failure of the vehicles to satisfy such mandated safety standards could have a material adverse effect on the demand for our products, our business and our operating results.
•    Future product recalls could materially adversely affect our business, future prospects, financial condition and operating results.
•    Third-party claims or litigation alleging infringement of patents or infringement or misappropriation of other proprietary rights, or seeking to invalidate our patents may adversely affect our business.
•    We are currently dependent on a single manufacturing facility. If our facility becomes inoperable, we will be unable to produce our battery products and our business will be harmed.

•    Our efforts to increase the scale and capacity of our manufacturing processes and systems, including the transfer of our operations from our current location in Vernon, California to a new location in Cypress, California, could be disruptive to our operations and adversely affect our results of operations and financial condition.
•    We may be unable to successfully expand our operations or manage our growth effectively.
•    Our operations are subject to a variety of environmental, health and safety rules that can bring scrutiny from regulatory agencies and increase our costs.
•    Our battery packs and BMS rely on software and hardware that are highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.
•    We rely on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
Risks Related to Ownership of Our Common Stock
•    The price of our common stock, $0.0001 par value per share (“Common Stock”), may be volatile.
•    Ownership of our Common Stock is concentrated, and as a result, certain stockholders may exercise significant influence over us.

•We expect to issue and/or sell additional Common Stock, which may have an adverse effect on the value of our Common Stock and will result in dilution of ownership percentages.

•If we cannot maintain adequate financial liquidity to operate the business as a going concern, the value of our Common Stock will be adversely affected, possibly to a material degree.
General Risk Factors
•    Failure to fully implement and maintain adequate financial, information technology and management processes and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies, which could lead to errors in our financial reporting and adversely affect our business.
For a more complete discussion of the material risks facing our business, see below.
Risks Related to Our Business and Industry

Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early-stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, financial condition, and operating results will be materially and adversely harmed. Legacy Romeo was incorporated in June 2014 and has a very limited operating history on which investors can base an evaluation of our business, prospects, financial condition and operating results. We derive, and intend to continue to derive, the majority of our revenues from the sale of our battery packs, modules, and BMS software and services. As of December 31, 2021, we had a backlog of approximately $392.2 million, as adjusted for a change in how battery cells are procured for a major customer. For $306.0 million out of the $392.2 million of backlog related to minimum quantity purchase commitments, if the customers do not follow through on their minimum purchase commitments, we would receive a maximum of $286.5 million under certain make-whole provisions included in these contracts. For the remaining $86.2 million of backlog related to minimum quantity purchase commitments included in these contracts, if the customers do not follow through on their minimum purchase commitments, we would be entitled to seek damages through customary remedies for breach of contract. We define contracted revenue (or “backlog”) as revenue expected to be received under our existing customer contracts from sales of battery packs, modules, BMS software and services not yet built and delivered or provided. The difference between our backlog and our minimum revenue that would be received in satisfaction of take or pay minimum order commitments reflects that our backlog does not represent a guarantee that our customers will complete purchases of our products and services in the quantities that we anticipate, and some of our contracts allow our customers to purchase in smaller quantities with certain minimum order penalties. Although we have attempted to de-risk such backlog through minimum value commitments in existing contracts, there are no assurances that we will be able to maintain our current customers or supplier relationships, or secure future business with customers, such as major commercial vehicle OEMs, trucking companies and other fleet owners.
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
We implemented precautionary measures intended to help minimize the risk of the virus to our employees including temporarily requiring some employees to work remotely and implementing social distancing protocol for all work conducted onsite. We continue to limit non-essential travel worldwide for our employees. Business disruptions elsewhere in the world could also negatively affect the sources and availability of components and materials that are essential to the operation of our business in the United States, Europe, and Asia. In 2021, COVID-19 had an adverse impact on our operations, supply chains and distribution systems, and it has resulted in our sustaining higher costs on raw materials than we had previously expected. However, many regions, particularly the Southern California region where our operations are principally located, have from time to time experienced increases in COVID-19 cases and governmental authorities have responded by implementing temporary closures, lockdowns and restrictions to combat COVID-19. These increases in COVID-19 cases and restrictions may have negative impacts on our operations, including our product development timelines, supply chains and distribution systems in 2022 and beyond. In addition, our efforts to qualify new suppliers, particularly in Asia, have been postponed indefinitely, which delay has required us to continue using higher cost components for our products. Because of travel restrictions, we are not able to visit many prospective customers in person, which could delay the sales conversion cycle. Due to these precautionary measures and resulting global economic impacts, we may experience significant and unpredictable reductions in demand for certain of our products.
Despite progress in vaccination efforts, global economic activity remains uncertain and cannot be predicted with confidence. Further, in the first half of 2021, a new Delta variant of COVID-19 began to spread globally and caused an increase in COVID-19 cases in many places in the United States, and in November 2021, a new Omicron variant, which appears to be the most transmissible variant to date, was detected, which Omicron variant has since caused an increase in COVID-19 cases in multiple countries, including the United States, and of which the potential severity is currently being evaluated. Public health officials and medical professionals have warned that COVID-19 cases may continue to spike due to the Delta variant and/or the Omicron variant, particularly if vaccination rates do not quickly increase or if additional, potent disease variants emerge. It is unclear how long the resurgence due to Delta or the resurgence due to Omicron will last, how severe the Delta resurgence or Omicron resurgence will be, and what safety measures governments will impose in response to the Delta resurgence or Omicron resurgence. The impact of the Delta variant and the Omicron variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the Omicron variant and the response by governmental bodies and regulators. The outbreak has and may continue to affect the Company’s operations and those of third parties on which the Company relies. The degree and duration of COVID-19’s impact on our business, our operations, and the global economy as a whole, are unknown at this time. However, the effects could have a material impact on our results of operations, and we will continue to monitor the situation closely.

Our management has performed an analysis of our ability to continue as a going concern. In addition, our independent registered public accounting firm’s report contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

Based on their assessment, our management has raised concerns about our ability to continue as a going concern. In addition, our independent registered public accounting firm’s report contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. A “going concern” opinion could impair our ability to finance our operations through the sale and issuance of debt or equity securities or through bank financing. We believe that we will be able to raise additional equity or debt financing in the future; however, any future financing could be dilutive to our current stockholders. Our ability to continue as a going concern will depend on our ability to obtain additional financing. Additional capital may not be available on reasonable terms, or at all. If adequate financing is not available, we would be required to terminate or significantly curtail our operations. If we are unable to achieve these goals, our business would be jeopardized, and we may not be able to continue operations.

We previously identified material weaknesses in our internal control over financial reporting which, although currently remediated, could recur and affect the reliability of our consolidated financial statements and have other adverse consequences.

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
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we determined that we had material weaknesses in our internal control over financial reporting. These material weaknesses related to (i) inadequate segregation of duties, including review and approval of journal entries; and (ii) lack of sufficient technical accounting resources. Throughout the year ended December 31, 2021, the Company undertook remediation measures related to the previously disclosed material weaknesses in internal control over financial reporting. We completed the execution of the various remediation measures in the quarter ended December 31, 2021, including testing of the design and concluding on the operating effectiveness of the related controls. We believe that the previously disclosed material weaknesses have been remediated. However, completion of remediation procedures for these material weaknesses does not provide assurance that our modified controls will continue to operate properly and as a result, that our financial statements will be free from material error.

Even though currently remediated, previously existing material weaknesses could recur, or other material weaknesses could arise, and result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis or result in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could be adversely affected and we could become subject to additional litigation, investigations or inquiries by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Our business and future growth depends on the growth in demand for EVs, hybrid vehicles and alternative fuel.

As the demand for our products is directly related to the market demand for EVs, a fast-growing e-mobility market will be critical to the success of our business. However, the markets we have currently targeted, primarily today in North America, may not achieve the level of growth we expect during the time frame projected. If the markets for our products fail to achieve our expected level of growth, we may have excess production capacity and may not be able to generate enough revenue to obtain profitability and positive cash flow. If the market for alternative fuel, hybrid vehicles and EVs does not develop at the rate or in the manner or to the extent that we expect, or if critical assumptions that we have made regarding the efficiency of our energy solutions are incorrect or incomplete, our business, prospects, financial condition and operating results could be harmed.
Our future depends on the needs and success of our customers, as well as the demand for our customers’ products or services.
The demand for our battery products will ultimately depend on our end-market users. Decisions to purchase our battery packs, modules, and BMS may depend on the performance of the industries of our customers and if demand for output in those industries decreases, then the demand for our products may decrease as well. Demand in these industries is impacted by numerous factors, including, but not limited to, commodity prices, infrastructure spending, consumer spending, customer fleet ICE replacement schedules, travel restrictions, fuel costs, energy demands, municipal spending and government mandates and incentives. Increases or decreases in these variables may significantly impact the demand for our products. If we are unable to predict demand accurately, we may be unable to meet our customers’ needs, resulting in the loss of potential sales, or we may produce excess products, resulting in increased inventories and overcapacity in our production facilities, increasing our unit production cost and decreasing our operating margins and cash flow.
Further, our customers’ inability to market and sell their products or services successfully, whether from lack of market acceptance or otherwise, could materially and adversely affect our business and prospects because such customers may not order new or additional products from us. If we cannot achieve the expected level of sales, we will not be able to make sufficient profits to offset the expenditures we have incurred to expand our production capacity and otherwise support our business, nor will we be able to grow our business. Accordingly, our business, financial condition, results of operations, cash flow and future success would be materially and adversely affected.
We are currently dependent on a limited number of customers for a significant portion of our revenues.

We are currently dependent on a limited number of customers for a significant portion of our revenue. For the year ended December 31, 2020, BorgWarner JV engineering services revenue accounted for 35% of our total revenue, and Nikola and Hexagon Purus AS accounted for approximately 28% and 27% of our total revenue, respectively. For the year ended December 31, 2021, BorgWarner JV engineering services revenue accounted for 12% of our total revenue, and Nikola and Lighting Systems accounted for approximately 62% and 12% of our total revenue, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products or if we lose a single dominant customer due to reasons out of our control. Although we anticipate greater customer diversification over time, we expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline and our results of operations could be adversely affected. Additionally, our BorgWarner JV engineering services revenues no longer will occur as a result of our purchase of Borg Warner’s ownership interest in the BorgWarner JV.
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

We have ongoing arrangements with our customers and target customers. Some of these arrangements are evidenced by non-binding letters of intent and memoranda of understanding, early-stage agreements that are used for design and development purposes but will require renegotiation at later stages of development or production or master agreements that have yet to be implemented under separately negotiated statements of work, each of which could be terminated or may not materialize into next-stage contracts or long-term contract partnership arrangements. For instance, we have entered into non-binding letters of intent or memoranda of understanding with certain commercial vehicle companies in the United States and Canada. Even when a binding supply agreement is in place, our customers may have the right to cancel or terminate those agreements in certain circumstances, including if we fail to meet our obligations or otherwise breach such agreements. We have been late in meeting some of our customer delivery dates, and at least one of our customers has referenced (but not exercised) their contractual right to terminate our contract for failure to deliver products on a timely basis. We have disputed this customer’s allegations and continue to deliver products under the agreement. If these arrangements are terminated or if we are unable to enter into next-stage contracts or long-term operational contracts, our business, prospects, financial condition and operating results may be materially adversely affected.
If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry or are subject to negative publicity, then our financial condition, operating results, business prospects and access to capital may suffer materially.
Customers may be less likely to purchase our battery products if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our products, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, customer unfamiliarity with our battery products, any delays in scaling production, delivery and service operations to meet demand, competition, future changes in the evolving hybrid electric and EV market or uncertainty regarding our production and sales performance compared with market expectations.

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

We compete with a number of major international manufacturers and distributors, as well as a number of smaller, regional competitors. We expect competition to become more intense as our end-markets transition to zero-emission transportation. Increased competition may result in declines in average selling prices of our products, causing a decrease in margins. Due to excess capacity in some sectors of our industry and consolidation among industrial battery purchasers, we may be subjected to significant pricing pressures. Some of our customers have or may pursue a sourcing strategy in which they source battery products from more than one supplier, and our market share with these customers may decline if we unable to deliver products that are technically or economically competitive on a timely basis.
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
Entering into strategic alliances and relying on third-party manufacturing, including from suppliers of components we include in our finished products, exposes us to risks.

We have entered into, and may in the future enter into additional, strategic alliances, including joint ventures or minority equity investments with various third parties to further our business. While offering potential benefits, these strategic alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the partners and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. For example, in May 2019, Legacy Romeo collaborated with a subsidiary of BorgWarner to form the BorgWarner JV, but BorgWarner subsequently acquired a competitor of Romeo, which ultimately was a significant factor leading to the dissolution of the BorgWarner JV. As a result, Romeo’s proprietary information may now be in the possession of a competitor, and our relationships with certain customers, suppliers and vendors may be impaired by the loss of our association with BorgWarner.

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
We may be restricted from growing sales of battery packs for stationary applications.

Under the JV Agreement that Legacy Romeo entered into with BorgWarner, BorgWarner will have a right of first refusal to manufacture our stationary products if, within three years of the date that we purchased BorgWarner’s interest in the BorgWarner JV, we propose to expand our stationary application business, including by selling stationary applications outside of North America or expanding our manufacture of stationary applications to an extent that causes our annual production capacity to exceed the projected 6.8 gigawatt hour capacity of our existing manufacturing facility. If BorgWarner were to exercise its right to manufacture Legacy Romeo’s stationary battery products, BorgWarner would be required to do so via a joint venture with Legacy Romeo on terms that Legacy Romeo and BorgWarner would negotiate at the time of forming such venture.

Legacy Romeo was obligated to disclose to BorgWarner all of its technology that existed as of the date that Romeo purchased BorgWarner’s interest in the BorgWarner JV and may not be able to (i) effectively monitor whether BorgWarner is using such technology in accordance with applicable restrictions (i.e., for non-commercial purposes only) or (ii) obtain adequate compensation for any infringement or misappropriation of our intellectual property rights in such technology.

Legacy Romeo was obligated to provide the BorgWarner JV and BorgWarner access to all of its proprietary technology, including the source code for our BMS that existed as of the date that Romeo purchased BorgWarner’s interest in the BorgWarner JV. Although the IP License states that BorgWarner must return or destroy all of that confidential information upon notice from Romeo, BorgWarner has thus far refused Romeo’s demands to do so to our satisfaction. It may be possible for BorgWarner to use that technology and related intellectual property without our knowledge or in ways that the IP License does not permit, such as the development of competing products. If this happened, we might have limited monetary remedies available to us given contractual limitations of liability.

BorgWarner could obtain a broad commercial license to Legacy Romeo’s intellectual property that existed as of the date that Romeo acquired BorgWarner’s interest in the BorgWarner JV in the event of Legacy Romeo’s insolvency or breach of any debt covenant.

Under the IP License, BorgWarner has a nonexclusive, perpetual, irrevocable, worldwide license to use all of Legacy Romeo’s intellectual property that exists as of the date that Romeo purchased BorgWarner’s interest in the BorgWarner JV. That license is currently limited to noncommercial uses. However, if Legacy Romeo becomes insolvent, forms an intent to evaluate potential insolvency proceedings, or breaches any debt covenant that results in an event of default under any debt instrument, then BorgWarner would have the option, to the extent that it is valid and enforceable under applicable law, to convert its license from a noncommercial, nonexclusive license to a perpetual, irrevocable, worldwide, exclusive, transferrable and sub-licensable license to commercialize any products.

Although we believe and would argue, if necessary, that BorgWarner’s exclusive license described above would not restrict or limit Legacy Romeo’s rights to sublicense or otherwise exploit its intellectual property, BorgWarner could argue that, if such exclusive license were triggered, the effect would be to preclude Romeo from exercising some or all of its rights under its intellectual property.

The Legacy Romeo intellectual property is arguably pledged to BorgWarner to secure Legacy Romeo’s performance of all of its obligations to BorgWarner relating to the BorgWarner JV that survive the dissolution and termination of the IP License.

Legacy Romeo has granted a security interest to BorgWarner in Legacy Romeo’s intellectual property, to secure its obligations under all of the agreements relating to the formation or operation of the BorgWarner JV. Although the BorgWarner JV has been dissolved and the IP License has been terminated, BorgWarner may take the position that those security interests remain in place to secure performance of the obligations that survive that dissolution and termination, such as BorgWarner’s right of first refusal described above to manufacture stationary applications, Legacy Romeo’s obligations of confidentiality, and certain obligations relating to the maintenance of our intellectual property. Accordingly, those security interests, if they remain in effect, may impair our ability to raise debt or equity capital.

BorgWarner’s acquisition of one of our competitors means that a competitor may have access to Romeo’s confidential information that existed as of the date that Legacy Romeo acquired BorgWarner’s interest in the BorgWarner JV.

On June 4, 2021, BorgWarner acquired control of AKASOL AG, a competitor of ours, which ultimately led to the dissolution of the BorgWarner JV. As a result, our confidential information that had been disclosed to BorgWarner before the dissolution of the BorgWarner JV may now be in the possession of a competitor. Although provisions of the IP License that survive its termination state that BorgWarner is obligated to return or destroy all of that confidential information to Legacy Romeo, BorgWarner has thus far refused Romeo’s demands to do so to our satisfaction. Any misuse of our confidential information could adversely affect our business, prospects, financial condition and operating results and we may not be able to obtain an appropriate remedy due to contractual limitations of liability.
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
From time to time, we may experience increases in the cost or a sustained interruption in the supply or shortage of our components. For example, a global shortage of battery cells is currently being reported, and the full impact to us is yet unknown. Other examples of shortages and component supply disruptions could include the supply of electronic components and raw materials (such as resins and raw metal materials) that go into the production of our components. Any such cost increase or supply interruption could materially and negatively impact our business, prospects, financial condition and operating results. The prices for our components fluctuate depending on market conditions and global demand and could adversely affect our business, prospects, financial condition and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for battery cells. These risks include, but are not limited to:
•    supply shortages caused by the inability or unwillingness of our suppliers and their competitors to build or operate cell production facilities to supply the numbers of cells required to support the rapid growth of the commercial EV industry as demand for such cells increases;
•    disruption in the supply of cells due to quality issues or recalls by the cell manufacturers;
•    a decrease in the number of manufacturers of cells; and
•    an increase in the cost of raw materials.
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
Any disruption in the supply of battery cells could temporarily disrupt production of our products until a different supplier is fully qualified. Moreover, cell manufacturers may refuse to supply EV manufacturers if they determine that the vehicles are not sufficiently safe.
The cost of battery cells depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of EVs and energy storage products. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges. Any reduced availability of these raw materials or substantial increases in the prices for such materials may increase the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components by increasing prices, which in turn could damage our brand, business, prospects, financial condition and operating results.
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
Our R&D team is continually looking to improve our battery packs and modules. Next generation module and third generation BMS are in concept development and prototyping phase, and are not expected to be productionized before 2024 and may occur later or not at all. Any delay in the financing, design, production and launch of our new products could materially damage our brand, business, prospects, financial condition and operating results. There are often delays in the design, production and commercial release of new products, and to the extent we delay the launch of the items identified above, our growth prospects could be adversely affected as we may fail to grow our market share, to keep up with competing products or to satisfy customers’ demands or needs. We rely on third-party suppliers for the provision and development of many of the key components and materials used in our battery products, and to the extent they experience any delays, we may need to seek alternative suppliers. If we experience delays by our third-party suppliers, we could experience delays in delivering on our timelines.
If we cannot continue to develop new products in a timely manner and at favorable margins, we may not be able to compete effectively.
The battery industry has been notable for the pace of innovations in product life, product design and applied technology. We and our competitors have made and continue to make, investments in R&D with the goal of further innovation. Our ability to create new products and product line extensions and to sustain existing products is affected by whether we can, among other things:
•    develop and fund research and technological innovations;
•    receive and maintain necessary intellectual property protections;
•    obtain governmental approvals and registrations;
•    comply with governmental regulations; and
•    anticipate customer needs and preferences successfully.
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
Developments in alternative technology may adversely affect the demand for our battery modules, packs, and BMS for EVs.
Significant developments in alternative technologies, such as fuel cell technology, advanced diesel, ethanol or natural gas, or solid state batteries, may materially and adversely affect our business, prospects, financial condition and operating results in ways that we may not currently anticipate. Existing and other battery technologies, fuels or sources of energy may emerge as customers’ preferred alternatives to our battery products. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative products, which could result in decreased revenue and a loss of market share to our competitors.
Our R&D efforts may not be sufficient to adapt to changes in alternative fuel and EV technology. As technologies evolve, we plan to upgrade or adapt our energy solutions with the latest technology, in particular lighter weight modules and packs, advanced cooling methods, and advanced battery chemistry, which may also negatively impact the adoption of our other products. However, we may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our battery products.
Lithium-ion battery cells have been observed to catch fire or vent smoke and flame.
Our battery packs and modules make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While our battery packs and modules are single cell fault tolerant and, therefore, designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of our battery packs could occur. This faulty result could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive or vehicle applications or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve vehicles containing our battery packs, could seriously harm our business and reputation.
In addition, we store a significant number of lithium-ion cells at our facilities. Any mishandling of battery cells may cause disruption to the operation of our facility. While we have implemented safety procedures related to the handling of the cells, a safety issue or fire related to the cells could disrupt our operations. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s EV or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.
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
As components of EVs, our products as installed in the products of our customers are subject to motor vehicle standards, and the failure of the vehicles to satisfy such mandated safety standards could have a material adverse effect on the demand for our products, our business and our operating results.
Our products are used as components in EVs. All vehicles sold must comply with applicable international, federal, and state motor vehicle safety standards, which vary by national and other jurisdictions. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure by our vehicle manufacturing customers to satisfy motor vehicle standards could have a material adverse effect on our business and operating results.
Moreover, we may incur our own significant costs in complying with these regulations. Regulations related to the EV industry and alternative energy industry are currently evolving and we face risks associated with changes to these regulations.
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
Our key technological innovations, including innovations that are currently commercialized in our products and innovations that we plan to deploy in the future, are described in our issued patents and pending patent applications. There is no assurance that the pending applications will result in issued patents. Further, to the extent that we endeavor to enforce our currently issued patents or any patents that are issued in the future, an alleged infringer is likely to assert that it has not infringed any claim of the applicable patent(s) and that the applicable patent(s) is, in any event, invalid or unenforceable. There can be no assurance that we will overcome those defenses. Further, if one or more of our patents are held to be invalid or unenforceable, or if claims of those patents are interpreted narrowly, or if patents fail to issue from our pending applications, our competitiveness and value may be undermined.
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
We may be negatively impacted by an early obsolescence of our manufacturing equipment.
We depreciate the cost of our manufacturing equipment over their expected useful lives. However, product cycles and manufacturing technology change periodically, and we may decide to update our products or manufacturing process more quickly than anticipated. The useful life of any equipment retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations could be harmed as a result.
We are currently dependent on a single manufacturing facility. If our facility becomes inoperable, we will be unable to produce our battery products and our business will be harmed.
In October 2021, we secured a new leased facility with approximately 215,000 square feet in Cypress, California. While we work to build-out the new facility, our 113,000 square foot headquarters and manufacturing facility is based in Vernon, California, where all our production and R&D activities take place. Our plant and the equipment we use to manufacture our battery modules, packs, and BMS would be costly to replace and could require substantial lead time to replace and qualify for use. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our products for some period of time. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. The inability to produce our battery products or the backlog that could develop if all or a portion of our manufacturing facilities are inoperable for even a short period of time may result in harm to our reputation, a loss of customers or a material adverse effect on our business, results of operations, financial condition or prospects.
We are in the process of transitioning from our current manufacturing facility in Vernon, California to a new manufacturing facility in Cypress, California. If there are delays or other problems with this transition, our business might be disrupted and it might adversely affect our results of operations and financial condition.
We have secured an extension to the lease of our Vernon, California facility until July 31, 2022 and we are in the process of building-out the Cypress facility and preparing it for occupancy and use. Before the end of the Vernon lease, we will need to move all of our equipment, labs and inventory to Cypress. Even after we vacate the Vernon facility, we will receive additional equipment that will need to be installed for use. Our move to Cypress is a complicated process on an aggressive timeline. There is no assurance that we will be able to complete the transition on time or within a reasonable budget. The move could result in key equipment and labs being offline or unusable for extended periods of time. The inability to produce or test our battery products or the delays resulting from all or a portion of our manufacturing facilities being unavailable for even a short period of time may result in harm to our reputation, a loss of customers or a material adverse effect on our business, results of operations, financial condition or prospects.

Our efforts to increase the scale and capacity of our manufacturing processes and systems could be disruptive to our operations and adversely affect our results of operations and financial condition.
We intend to extend our production capability by investing in automation and infrastructure to substantially increase the manufacturing capacity at our facilities, improve operating efficiency through the use of automation, and reduce delivery time for our products. We have recently expanded our footprint by entering into a new lease relating to approximately 215,000 square feet in Cypress, California and expect to significantly expand our total production capacity over the course of the next year, providing the room for more efficient and effective expansion as we grow. The build out of these expanded manufacturing operations could be disruptive to our operations, divert the attention of management and require significant investments. Our ability to increase our manufacturing capacity is subject to a number of uncertainties inherent in all new manufacturing operations, including ongoing compliance with regulatory requirements, procurement and maintenance of construction, environmental and operational licenses and approvals, delays in construction, potential supply chain constraints, hiring, training and retention of qualified employees and the pace of bringing production equipment and processes online with the capability to manufacture high-quality products at scale. If we experience any issues or delays in meeting our projected timelines for expansion, our projected costs or capital efficiency expectations are not met or the anticipated production capacity for our expansion efforts is not as expected, our business, financial condition, results of operations, cash flows and prospects may be harmed.
Our efforts to increase the scale and capacity of our manufacturing processes and systems may result in temporary constraints upon our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. In addition, system upgrades at our manufacturing facilities that impact ordering, production scheduling, manufacturing and other related processes are complex, and could impact or delay production. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our performance. Furthermore, delays in production could harm our brand, business, financial condition, results of operations, cash flows and prospects.
We may be unable to successfully expand our operations or manage our growth effectively.
The expansion of our manufacturing operations, the development of our marketing and sales organization and our organic growth have all increased and will continue to increase the complexity of our business. Expansion of our operations may place significant demands on our management, finances and other resources. Our ability to manage the anticipated future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of our business could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
We may not be able to accurately plan our production based on our sales contracts, which may result in carrying excess raw material inventory.

Our sales contracts typically provide for a forecast of twelve months on the quantity of products that our customers may purchase from us. We typically have a 16-week lead time to manufacture products to meet our customers’ requirements once our customers place orders with us. To meet this delivery deadline, we generally make decisions on our production level and timing, procurement, facility requirements, personnel needs and other resources requirements based on estimates made in light of this forecast, our past dealings with such customers, market conditions and other relevant factors. Our customers’ final purchase orders may not be consistent with our estimates. If the final purchase orders substantially differ from our estimates, we may have excess raw material inventory or material shortages. Excess inventory could result in unprofitable sales or write-offs as our products and certain materials can be susceptible to obsolescence and price declines. Expediting additional material to make up for any shortages within a short time frame could result in higher costs or cause us to adjust delivery dates. In either case, our results of operations would fluctuate from period-to-period.

Our operations are subject to a variety of environmental, health and safety rules that can bring scrutiny from regulatory agencies and increase our costs.
Our operations are subject to environmental, health and safety rules, laws and regulations, including those governing hazardous material handling, transportation, and cleanup and occupational health and safety. While we believe that the policies and programs we have in place are reasonably designed and implemented to assure compliance with these requirements and to avoid hazardous substance release liability with respect to our manufacturing facility leasehold (see the section entitled “Business—Environmental, Health and Safety Regulations”), there can be no guarantee that we will not confront new or more stringent compliance obligations that could impose substantial costs.
We may be subject to declining average selling prices, which may harm our revenue and gross profits.
EVs, light EVs and energy storage are subject to declines in average selling prices due to rapidly evolving technologies, industry standards and consumer preferences. As a result, our customers may expect us as suppliers to cut our costs and lower the price of our products in order to mitigate the negative impact on their own margins.
We continue to refine and optimize our manufacturing process to provide our top-notch products at competitive prices. Our various designs are optimized and inherently flexible for high-rate manufacturing on the same production lines. Automation of critical assembly steps, coupled with patented component designs, makes our module production process economical, reliable and speedy. Despite our cost-effective production, we expect to face possible market-driven downward pricing pressures in the future. Our revenue and profitability will suffer if we are unable to offset any declines in our average selling prices by developing new or enhanced products with higher selling prices or gross profit margins, increasing our sales volumes or reducing the material costs of our products on a timely basis.
Our battery packs and BMS rely on software and hardware that are highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.
Our products rely on software and hardware, including software and hardware developed or maintained internally or by third parties, that are highly technical and complex and may require modification and updates over the life of a battery pack. In addition, certain of our products depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware may contain, errors, bugs or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet the objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects or technical limitations may be found within our software and hardware. Although we attempt to remedy any issues that we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production, or may not be to the satisfaction of our customers. If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, we may suffer damage to our brand, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.
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
Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the EV industry or other reasons may result in the diminished competitiveness of the alternative fuel and EV industry generally or our battery power solutions. While certain tax credits and other incentives for alternative energy production, alternative fuel and EVs have been available in the past, there is no guarantee these programs will be available in the future or that they will remain at current levels. In particular, our business is affected by federal, state and local tax credits, rebates, grants and other government programs and incentives that promote the use of EVs. Additionally, our business is affected by laws, rules and regulations that require reductions in carbon emissions or the use of renewable fuels, such as the California Low Carbon Fuel Standards and the

Oregon Clean Fuels Program. These programs and regulations, which have the effect of encouraging the demand for EVs, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel, natural gas or other alternative vehicles or vehicle fuels, including lawmakers, regulators, policymakers, environmental or advocacy organizations, OEMs, trade groups, suppliers or other powerful groups, may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote battery powered vehicles. Many of these parties have substantially greater resources and influence than we have. Further, changes in federal, state or local political, social or economic conditions, including a lack of legislative focus on these programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementation, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other alternative fuels or alternative vehicles over battery power, would reduce the market for batteries as a source of power and harm our operating results, liquidity and financial condition.
Government reviews, inquiries, investigations, and actions could harm our business or reputation.

Our operations are subject to significant governmental scrutiny and may be adversely impacted by the results of such scrutiny. The regulatory environment with regard to our business is evolving, and officials often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we receive formal and informal inquiries from various government regulatory authorities, as well as self-regulatory organizations, about our business and compliance with local laws, regulations or standards. For example, we have received a subpoena from the SEC for the production of documents and information primarily relating to the Company’s March 30, 2021 announcement of possible or actual supply disruption relating to battery cells. While the inquiry is in preliminary stages and no allegations of misconduct have been made, we have and will continue to cooperate with these and any other regulatory or governmental investigations and inquiries.
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
We will face risks associated with any potential international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. In the future we may have subsidiaries in foreign jurisdictions that are subject to the legal, political, regulatory and social requirements and economic conditions in such jurisdictions. We may be subject to a number of risks associated with international business activities that may increase our costs, impact our ability to manufacture or sell our products and require significant management attention. These risks include, but are not limited to:
•    conforming our products to various international regulatory requirements where those products are sold, which requirements may change over time;
•    United States and foreign government trade restrictions, tariffs and price or exchange controls;
•    changes in diplomatic and trade relationships;
•    political instability, natural disasters, war or events of terrorism; and
•    the strength of international economies.
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
We maintain an investment portfolio of various holdings, types, and maturities. Our portfolio primarily consists of U.S. government securities, municipal securities, corporate debt, commercial paper, and U.S. agency mortgage-backed securities, the values of which are subject to market price volatility resulting from interest rate movements, changes in credit risk and financial market conditions. If such investments suffer market price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be an impairment, including an allowance for credit loss. We also may realize losses to the extent that investments are sold prior to maturity.
We are exposed to fluctuations in currency exchange rates.
We transact business globally. Although transactions primarily are denominated in U.S. Dollars and are related to our cost of revenue, there could be negative impacts if the value of the U.S. Dollar depreciates against foreign currencies to the extent that suppliers and vendors raise prices for materials or services that we purchase. As a result, our operating results may be harmed.
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
We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct, or in the future may conduct, activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.
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
Changes in public policies affecting the development and more widespread adoption of EVs could affect the demand for our products.

Sales to EV producers account for a large portion of our battery sales. If the market for EVs does not develop, demand for our products could be harmed. As a result, our success depends, in part, on laws that affect demand for EVs. For example, laws compelling the reduction of greenhouse gas emissions could create opportunity for increased sales of our batteries for incorporation in EVs. California proposed the world’s first zero-emission sales mandate on commercial trucks, including that 40 percent of trucks be zero-emission by 2035 and 100% by 2045. As of July 2021, at least 47 states and the District of Columbia offer incentives to support deployment of EVs or alternative fuel vehicles and supporting infrastructure, either through state legislation or private utility incentives within the state, according to the National Conference on State Legislatures. Fifteen states and the District of Columbia announced a joint memorandum of understanding, committing to a goal of ensuring that 100 percent of all new medium- and heavy-duty vehicle sales be zero emission vehicles by 2050 with an interim target of 30 percent zero-emission vehicle sales by 2030. Eliminating or phasing out such incentives could have the opposite effect. The financial success of our EV producing customers may depend, in part, on their ability to sell tradable regulatory emission credits. Laws that restrict or diminish the value of such credits may lessen our EV producing customers’ demand for our batteries.
If we fail to manage our growth effectively, including failing to attract and integrate qualified personnel, we may not be able to develop, produce, market and sell our battery pack, modules, or BMS software and services successfully.
Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. We expect our future expansion to include, among other things:
•    expanding the management team;
•    hiring and training new personnel;
•    leveraging consultants to assist with company growth and development;
•    conducting market research and analysis;
•    controlling expenses and investments in anticipation of expanded operations;

•    expanding design, production, and service departments;
•    implementing and enhancing administrative infrastructure, systems and processes; and
•    expanding our market share in international markets, including Europe and Asia.
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

The design, manufacture, sale and servicing of our battery products is capital-intensive. As a company still in the early stages of growth, we are consuming cash on a net basis and may need to raise additional capital to fund our ongoing operations, expand our operations, continue research, development and design efforts, and improve infrastructure. As of December 31, 2021, our cash, cash equivalents and available-for-sale investments were approximately $119.9 million and in February 2022 we used approximately $28.6 million of our cash to purchase BorgWarner’s ownership stake in the BorgWarner JV. We may need to raise additional funds in order to fund our ongoing operations, expand our operations, continue research, development and design efforts, and improve infrastructure. To be prepared to continue funding the various key initiatives supporting growth of the business, we are assessing various options associated with our capital structure.

In February 2022, we announced that we had secured a $350 million commitment allowing us, but not obligating us, to sell shares of our Common Stock to an investor for up to a period of two years. Despite this commitment, and depending on certain restrictions or factors that may apply, there can be no guarantee as to the amount of Common Stock that may be sold nor as to the amount of cash that may be raised by the Company as a result of such sales if they occur.
We expect to continue to explore additional options to raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.
We previously were the victim of a data breach resulting in publication of proprietary source code.
We discovered on August 5, 2020 that, without our knowledge or authorization, in mid-July 2020 a hacker published on the Internet the source code for the earliest version (1.0) of our battery management firmware (the individual also published source code belonging to 40 other companies). Since then, we have installed tools and tighter procedures to protect us again potential similar hacker penetrations. There is no evidence that the hacker obtained access to other source code of Legacy Romeo, which was stored on different servers with stronger security protections, and we have released a new version of the battery management firmware. So far, there has been no evidence revealing our copyright is breached. Nevertheless, the unauthorized publication of version 1.0 of such firmware may have eliminated trade secret protection for such firmware, which would cause us to have to resort to copyright protection in case of unauthorized use.
We rely on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents or security breaches, could harm our ability to operate our business effectively.
Experienced computer programmers and hackers may be able to penetrate our network and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. Cybersecurity incidents also could include phishing attempts or e-mail fraud to cause unauthorized payments or information to be transmitted to an unintended recipient, or to permit unauthorized access to systems. While we employ a number of protective measures, including firewalls, network infrastructure vulnerability scanning, anti-virus and endpoint detection and response technologies, these measures may fail to prevent or detect attacks on our systems and operations. A material cybersecurity incident or security breach could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation, financial condition, results of operations, cash flows and prospects.
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
Our employees, distributors, consultants and other commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our business, prospects, financial condition and operating results.
We are exposed to the risk that our employees, distributors, consultants and other commercial partners may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other activities that violate laws and regulations, including production standards, U.S. federal and state fraud, abuse, data privacy and security laws, other similar non-U.S. laws or laws that require the true, complete and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, financial condition and operating results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations to resolve allegations of non-

compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, prospects, financial condition and operating results.
Our insurance coverage strategy may not be adequate to protect us from all business risks.
We may be subject, in the ordinary course of business, to losses resulting from products liability, accidents, acts of God and other claims against us, for which we may have no insurance coverage. We may not maintain as much insurance coverage as other companies do. Additionally, the policies that we do have may include significant deductibles or self-insured retentions, policy limitations and exclusions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which may harm our financial condition and operating results.
Risk Relating to Our Management
Our business depends substantially on the continuing efforts of our key executive officers and senior management team and the loss of one or more of these employees could adversely affect our business.
Our success depends largely upon the continued services of our key executive officers. These executive officers are “at-will” employees and, therefore, may terminate employment with us at any time with no advance notice. We also rely on our management team in the areas of R&D, marketing, services and general administrative functions. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we would be significantly disadvantaged. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an agreement with the Company that contains confidentiality provisions. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business.
We do not currently maintain key man life insurance policies with respect to any officer. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.
Our management may not be successful in operating a public company.
Certain of our executive officers have limited experience in the management of a publicly traded company, and many of our executive officers have recently joined the Company. Our management team may not successfully or effectively manage a company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Management may be required to devote time and resources to dealing with the complex laws pertaining to public companies, which will result in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate.
As a result of operating as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the NYSE, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance than we obtained as a private company, and could also make it more difficult for us to attract and retain qualified members of our board of directors as compared to when we were a private company. In addition, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the NYSE, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. We have hired and may continue to need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. Moreover, we have and could continue to incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other public companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We are evaluating these rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
Risks Related to Ownership of Our Common Stock
The price of our Common Stock may be volatile.
The price of our Common Stock may fluctuate due to a variety of factors, including:
•    actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

•the issuance and/or sale of Common Stock or the incurrence of debt to raise cash;

•our ability to raise capital adequate to sustain and/or grow our business and support our operations;
•    mergers and strategic alliances in the industry in which we operate;
•    market prices and conditions in the industry in which we operate;
•    changes in government regulation;
•    potential or actual military conflicts or acts of terrorism;
•    comments by securities analysts;
•    price and volume fluctuations in the overall stock market, the level of demand for our stock, including the amount of short interest in our stock;
•    announcements concerning us or our competitors; and
•    the general state of the securities markets.
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
We expect that securities research analysts will establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on our business downgrades our securities or publishes inaccurate or unfavorable research about our business, the price of our Common Stock could decline. If one or more of these analysts ceases coverage of our business or fails to publish reports on our business regularly, the price of our Common Stock or its trading volume could decline. While we currently have limited research analyst coverage of the Company, if analyst coverage remains limited, declines or is eliminated completely, the trading price and volume for our Common Stock could be adversely affected.
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

As of December 31, 2021, we had warrants outstanding to purchase up to an aggregate of 5,290,243 shares of Common Stock, options outstanding to purchase up to an aggregate of 3,106,349 shares of Common Stock and 3,824,397 shares of Common Stock reserved for issuance pursuant to outstanding stock awards. As of December 31, 2021, we also had the ability to issue up to 14,796,370 shares under our 2020 Equity Incentive Plan. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

In February 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), which is an affiliate of Yorkville Advisors. Pursuant to the SEPA, we have the right, subject to certain exceptions, to sell to Yorkville up to $350 million of shares of Common Stock at any time during the two-year term of the agreement. Despite this commitment, and depending on certain restrictions or factors that may apply, there can be no guarantee as to the amount of Common Stock that may be sold, the price at which shares of Common Stock are sold, or the amount of cash that may be raised by the Company as a result of such sales if they occur.
Our issuance of additional shares of Common Stock or other equity securities of equal or senior rank would have the following effects:
•    our existing stockholders’ proportionate ownership interest will decrease;
•    the amount of cash available per share, including for payment of dividends in the future, may decrease;
•    the relative voting strength of each previously outstanding share of Common Stock may be diminished; and
•    the market price of shares of our Common Stock may decline.
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
Our Certificate of Incorporation and Bylaws contain provisions that will limit the ability of others to acquire control of the Company or cause it to engage in change-of-control transactions, including, among other things:
•    provisions that authorize our board of directors, without action by our stockholders, to issue (i) additional shares of Common Stock and (ii) preferred stock with preferential rights determined by our board of directors;

•    provisions that permit only (i) the chairperson of our board, (ii) our chief executive officer, or (iii) a majority of our board of directors to call special meetings of stockholders and therefore do not permit our stockholders to call stockholder meetings; and
•    provisions that impose advance notice requirements and other requirements and limitations on the ability of stockholders to propose matters for consideration at stockholder meetings.
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
Our operating results are directly affected by the general global economic conditions of the industries in which our major customer groups operate. Our business is highly dependent on the economic and market conditions in each of the geographic areas in which we operate. Sales of our battery packs and BMS for truck fleets, for example, depend significantly on demand for new EV transportation by large consumer companies. The uncertainty in global economic conditions varies by geographic segment and can result in substantial volatility in global credit markets. These conditions affect our business by reducing prices that our customers may be able or willing to pay for our products or by reducing the demand for our products, which could in turn negatively impact our sales and result in a material adverse effect on our business, cash flow, results of operations and financial condition.

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
In addition, we are subject to the SEC’s internal control over financial reporting auditor attestation requirements. We might not be able to complete or sustain our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design, inadequate systems, inadequate personnel training, and changes in our business, including increased complexity resulting from increased or more complex regulations, and any international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports.
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
Item 1B. Unresolved Staff Comments
None.
Item 2.    Properties

We do not own any real property.

Our current headquarters and 113,000 square foot manufacturing facility are located in the greater Los Angeles area, at 4380 Ayers Avenue, Vernon, California 90058. We secured an extension to our lease of this facility until July 31, 2022.

In October 2021, we secured a new leased facility with approximately 215,000 square feet of office, assembly, storage, warehouse and distribution space located at 5560 Katella Avenue, Cypress, California 90630. We intend to use these premises for our corporate headquarters and transfer our operations completely to the new facility. On October 29, 2021, the Landlord tendered possession of the leased premises to us. Our lease payments commenced on January 21, 2022.

Under the terms of the new lease, the Company is obligated to pay the landlord an initial base monthly rent of $210,700, or $0.98 per square foot. The monthly base rent will increase annually by approximately three percent of the then-current base rent. The Company will also be responsible for its proportional share of operating expenses, real estate tax expenses, insurance charges and maintenance costs, each as defined in the lease, associated with the ownership, operation, maintenance, and repair of the premises, subject to certain exclusions provided in the lease. The term of the lease is 97 calendar months. The Company may, at its option, extend the term of the lease for five additional years on the same terms and conditions, except that the base monthly rent shall be adjusted to the “fair rental value” of the premises.

The new lease contains customary default provisions allowing the landlord to terminate the lease if the Company fails to remedy a breach of any of its obligations under the lease within specified time periods, or upon bankruptcy or insolvency of the Company. The lease also contains other customary provisions for real property leases of this type.

Item 3.    Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are currently not a party to any legal or governmental proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. See Note 18 included in the notes to our audited consolidated financial statements contained within this Annual Report for further discussion of our legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Common Stock is listed on the NYSE under the symbol “RMO.”
Holders of Common Stock
As of February 24, 2022, there were approximately 22 holders of record of our Common Stock.
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

Securities Authorized for Issuance Under Equity Compensation Plans

The information concerning Securities Authorized for Issuance Under Equity Compensation Plans required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 12, titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report. As discussed in Note 1 to the accompanying consolidated financial statements, we corrected the 2020 consolidated financial statements related to the accounting for performance and market-based options granted in 2020 to our former Chairman and Chief Executive Officer. These corrections are reflected in the discussions. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financings, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are an industry leading energy storage technology company focused on designing and manufacturing lithium-ion battery modules and packs for vehicle electrification. Through our energy-dense battery modules and packs, we enable large-scale sustainable transportation by delivering safe, longer lasting batteries that have shorter charge times and longer life. With greater energy density, we are able to create lightweight and efficient solutions that deliver superior performance and provide improved acceleration, range and durability compared to battery packs provided by our competitors. Our modules and packs are customizable and scalable and are optimized by our proprietary BMS. We believe we produce superior battery products compared to our competitors by leveraging our technical expertise and depth of knowledge of energy storage systems into high performing products that fit a wide range of demanding applications.

Since 2016, we have been designing and building battery modules, and we provide enabling battery technology for key customers in the vehicle electrification industry. Currently, we primarily focus on marketing mobility energy technology for medium and heavy-duty commercial vehicles in Classes 4-8. We have collaborated with HES to focus on sustainability and reuse applications of our batteries, and we have a strategic alliance with Republic to cooperate in opportunities to incorporate next-generation battery technology into its fleet operations. We also collaborate with Dynexus to integrate Dynexus’s battery performance and health sensors into our battery ecosystem. These relationships help us to de-risk our business model, scale our business and deliver value to our customers.
Our operations now consist of a single business segment, which is Romeo Power. Romeo Power designs and manufactures industry leading battery modules, battery packs, and BMS technologies for our customers.
We expect our capital and operating expenditures to increase significantly in connection with our ongoing activities, as the Company:
•purchases production equipment and increases the number of production lines used to manufacture its products;
•commercializes products;
•continues to invest in R&D related to new technologies;
•commits to additional long-term supply agreements with cell suppliers that may require substantial advance payment;
•increases its investment in marketing and advertising, as well as the sales and distribution infrastructure for its products and services;
•maintains and improves operational, financial and management information systems;
•hires additional personnel;
•obtains, maintains, expands and protects its intellectual property portfolio; and
•enhances internal functions to support its requirements as a publicly-traded company.

As of December 31, 2021, we had cash and cash equivalents, and investments of $22.6 million and $97.3 million, respectively. We have recurring losses, which have resulted in an accumulated deficit of $171.5 million as of December 31,

2021. On February 15, 2022, the Company entered into the SEPA with Yorkville. Under the terms of the SEPA, Romeo has the right, but not the obligation, to sell up to $350 million of Common Stock to Yorkville, subject to certain limitations, at the time of our choosing during the two-year term of the agreement. Despite the access to liquidity from potential sales of Common Stock under the SEPA, as a result of continuing anticipated operating cash outflows, amounts paid to BorgWarner in February 2022, and costs to support future growth, we believe that substantial doubt exists regarding our ability to continue as a going concern for twelve months from the date of the issuance of our financial statements. Although management continues to explore a range of options to further address the Company’s capitalization and liquidity, management cannot conclude as of the date of this filing that it is probable that additional options will become available to fund our longer range investment plans and our operating losses. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Current Market Conditions
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
COVID-19
On March 11, 2020, the WHO declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains and macroeconomic conditions. Some locales continue to impose prolonged quarantines and restrict travel. These restrictions have impacted and continue to impact the ability of our employees to get to their places of work to produce products, our ability to obtain sufficient components or raw materials and component parts on a timely basis or at a cost-effective price, and our ability to keep our products moving through the supply chain. We implemented precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring some employees to work remotely and implementing social distancing protocols for all work conducted onsite. We continue to limit non-essential travel worldwide for employees.

For the twelve months ended December 31, 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate and are increasing in various regions. There are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion and intermittent supplier delays. In 2021, COVID-19 had an adverse impact on our operations, supply chains and distribution systems, and it has resulted in higher costs due to increased lead times and increased scarcity of raw materials than previously expected. Our efforts to qualify certain new suppliers, particularly in Asia, have been hampered which has required us to continue using certain higher cost components for our products. Because of travel restrictions, we are unable to visit many prospective customers in person which could delay the sales conversion cycle. Due to these precautionary measures and resulting global economic impacts, we may experience significant and unpredictable reductions in demand for certain of our products. The degree and duration of disruptions to future business activities are unknown at this time. Ultimately, we cannot predict the duration of the COVID-19 pandemic. We will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business, as appropriate, and we will have to accurately project demand and infrastructure requirements and deploy our production, workforce and other resources accordingly.
Global Battery Cell Shortage
The cost of battery cells manufactured by our suppliers, depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. Costs for these raw materials have increased due to higher production costs and demand surges in the EV market. The prices for these materials fluctuate, and their available supply may be unstable depending on market conditions and global demand, including as a result of increased global production of EVs and energy storage products. A rise in the number of EV start-up companies in the United States that received substantial funding pursuant to capital markets transactions via mergers with special purpose acquisition companies (SPACs) in 2020 and 2021 also has contributed to increases in demand. Any reduced availability of these materials may impact our access to cells, and any increases in their prices may reduce our profitability if we cannot recoup the increased costs through the pricing of our products or services. The availability and price of cylindrical cells, which is the form we use in our products, is particularly sensitive to the demand surge since most of the supply of other cell forms, such as pouch and prismatic cells, has been allocated previously, in some cases several years in advance.

Our current products are designed around cylindrical cells because such cells allow for optimal energy density, longest life and the highest level of safety. There are only three battery cell suppliers for cylindrical cells (“Tier 1 Suppliers”) whose cells are qualified for use in EV applications because of their superior quality, performance and safety standards. Other battery cell suppliers who manufacture cylindrical cells are emerging as potentially qualified sources for EV applications. We are conducting our rigorous qualification and validation process on these alternative cell suppliers in order to introduce more sourcing options into our product without sacrificing necessary performance and safety. Increased demand for EVs globally has outpaced the cell production capacity of the Tier 1 Suppliers. While the Tier 1 Suppliers are increasing their output capacity in Asia and in the United States, EV battery pack manufacturers are competing for a severely limited supply of battery cells in the short and medium term. As a result of the increased demand and higher raw material costs, battery cell pricing has increased for cell purchases between 2021 and 2022. Pricing indications from our cell suppliers indicate demand may start to stabilize in 2023, though we cannot be certain this will occur.
Effective August 10, 2021, we entered into a long-term supply agreement (the “Supply Agreement”) for the purchase of lithium-ion battery cells with a Tier 1 battery cell and materials manufacturer (“Supplier”). Under the Supply Agreement, the Supplier is committed to supplying cells to us, at escalating annual minimum quantities, through June 30, 2028. For further discussion of the Supply Agreement please see Note 18 - Commitments and Contingencies in the notes to the consolidated financial statements.
Comparability of Financial Information
Our results of operations and reported assets and liabilities may not be comparable between periods as a result of the Business Combination and becoming a public company. As a result of the Business Combination, we became a NYSE listed company, which has required and will continue to require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors' and officers' liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance, and legal fees.
Key Components of Operating Results
The following discussion describes certain line items in our consolidated statements of operations and comprehensive income (loss).
Revenue
We primarily generate revenue from the sale of battery modules, battery packs, and BMS, as well as the performance of engineering services, inclusive of the development of prototypes. Revenue generated from the sale of our battery modules, battery packs, and BMS under standard supply or production contracts is presented as product revenue in our consolidated statements of operations and comprehensive income (loss). Revenue generated from the production of prototypes is included in services revenue in our consolidated statements of operations and comprehensive income (loss) when prototypes are developed as a part of broader engineering services contracts, which are commonly entered into prior to signing a full production contract with a customer. Services revenue also includes revenue earned for engineering services provided to the BorgWarner JV.
Cost of Revenue and Gross Loss
Cost of revenue is comprised primarily of product costs, personnel costs (e.g., for production line and production management employees), logistics and freight costs, depreciation and amortization of manufacturing and test equipment, and allocation of fixed overhead expenses. Our product costs are impacted by technological innovations, such as advances in battery controls and battery configurations, new product introductions, economies of scale that result in lower component costs, and improvements in and automation of our production processes. Our production line and production management personnel costs are primarily impacted by (1) changes in headcount, number of shifts and number of production lines that will be required to meet our anticipated future production levels, and (2) changes in compensation and benefits.
Gross profit or loss may vary between periods and is primarily affected by production volumes, product costs, including costs for raw materials, components and labor, product mix, customer mix and warranty costs.

Operating Expenses
Operating expenses primarily consist of R&D costs and selling, general and administrative costs. Personnel-related costs are the most significant component of each of these expense classifications and include salaries, benefits, payroll taxes, sales commissions, incentive compensation and stock-based compensation.
R&D Expense
R&D expense includes personnel-related costs, third-party design and development costs, testing and evaluation costs and other indirect costs. R&D employees are primarily engaged in the design and development of cell science design and engineering, battery module related technology and electro-mechanical engineering, thermal engineering and BMS engineering. We devote substantial resources to R&D programs that focus on both enhancements to, and cost efficiencies in, existing products and the timely development of new products that utilize technological innovation to drive down product costs, improve product functionality and enhance product safety and reliability. We intend to continue to invest resources in R&D efforts on an on-going basis, as we believe this investment is critical to maintaining and strengthening our competitive position.
Selling, General, and Administrative Expense

Selling, general and administrative expense includes both sales and marketing costs and general and administrative costs associated with business support functions. Sales and marketing expense includes personnel-related costs, as well as marketing, customer support, trade show and other indirect costs. We expect to continue to make the necessary sales and marketing investments to enable the execution of our strategy, which includes increasing market penetration geographically and entering into new markets. We currently offer products to electrify commercial trucks, buses, mining and agricultural equipment, and watercraft. We expect to expand the geographic reach of our product offerings and explore new revenue channels in our addressable markets in the future.

General and administrative expense includes: personnel-related costs attributable to our executive, finance, human resources and information technology organizations; certain facility costs; and fees for professional services. Fees for professional services consist primarily of outside legal and accounting, consulting, audit and tax costs.
Interest Expense
Interest expense recognized during the year ended December 31, 2021 primarily consists of interest paid for our finance leases. Interest expense recognized during the year ended December 31, 2020, primarily consisted of interest incurred under Legacy Romeo’s outstanding notes. As Legacy Romeo’s outstanding notes were converted into our Common Stock or extinguished upon consummation of the Business Combination, we have not incurred material interest expense subsequent to the Business Combination.
Change in Fair Value of Public and Private Placement Warrants
In February 2019, RMG issued 7,666,648 warrants (the “Public Warrants”) to purchase shares of Common Stock at $11.50 per share. Simultaneously, RMG issued 4,600,000 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Public and Private Placement Warrants”) to purchase shares of Common Stock at $11.50 per share to RMG Sponsor, LLC, certain funds and accounts managed by subsidiaries of BlackRock, Inc. and certain funds and accounts managed by Alta Fundamental Advisers LLC. The Company re-measures the fair value of the Public and Private Placement Warrants at each reporting period.

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

Gain from extinguishment of PPP loans
As a result of COVID-19, we faced risks to raising necessary capital which could significantly disrupt our business. To help mitigate those risks and support our ongoing operations, we received loan proceeds from two loans totaling $3.34 million under the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses. The loans and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. We applied for forgiveness of the loans following the covered period of the loans. Our $3.34 million PPP loans were fully forgiven by SBA in 2021.

Investment Gain, Net

Investment gain, net primarily includes realized gains including coupon interest income recognized in connection with our available-for-sale (“AFS”) debt investments, net of realized losses recognized in connection with our AFS debt investments and amortization of premium paid when we purchase our AFS debt investments.
Loss in Equity Method Investments

Loss in equity method investments reflects the recognition of our proportional share of the net losses of our equity method investments. For the years ended December 31, 2021 and 2020, these losses relate only to the BorgWarner JV, in which we hold a 40% ownership interest. As of December 31, 2021, there was no activity related to HBR. Therefore, during the year ended December 31, 2021, there were no profits or losses from our equity method investment in HBR to be recognized.

Benefit from (Provision for) Income Taxes

The effective tax rate realized for each period was significantly below the Federal statutory rate of 21.0%, as we incurred significant operating losses during each reporting period and did not recognize an income tax benefit associated with these losses because a full valuation allowance is maintained against our net deferred income tax assets. Amounts reflected in benefit from (provision for) income taxes generally represent various state and local taxes and consist primarily of California franchise tax.

Results of Operations

	Years Ended December 31,		$	%
	2021	2020	Change	Change
Revenues:	(dollars in thousands)
Product revenues	$12,391	$2,910	$9,481	326%
Service revenues	4,413	6,064	(1,651)	(27)%
Total revenues	16,804	8,974	7,830	87%
Cost of revenues:
Product cost	34,366	9,997	24,369	244%
Service cost	3,786	7,968	(4,182)	(52)%
Total cost of revenues	38,152	17,965	20,187	112%
Gross loss	(21,348)	(8,991)	(12,357)	137%
Operating expenses:
Research and development	15,260	7,995	7,265	91%
Selling, general, and administrative	80,687	21,462	59,225	276%
Total operating expenses	95,947	29,457	66,490	226%
Operating loss	(117,295)	(38,448)	(78,847)	205%
Interest expense	(44)	(1,111)	1,067	(96)%
Change in fair value of public and private placement warrants	126,447	34,168	92,279	270%
Gain from extinguishment of PPP loan	3,342	—	3,342	NM
Investment gain, net	259	—	259	NM
Other expense	—	(3,868)	3,868	(100)%
Income (loss) before income taxes and loss in equity method investments	12,709	(9,259)	21,968	(237)%
Loss in equity method investments	(2,671)	(2,480)	(191)	8%
Benefit from (provision for) income taxes	(7)	(2)	(5)	250%
Net income (loss)	$10,031	$(11,741)	$21,772	(185)%
NM = Not meaningful

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Revenues

Product revenues
Product revenues increased approximately $9.5 million, or 326%, for the year ended December 31, 2021, as compared to the prior year. The increase in product revenues relates primarily to increased delivery on the four supply contracts that started production and delivery during 2021, resulting in recognition of approximately $7.9 million of product revenues. The term of the four supply contracts run through 2025. In addition, we generated $0.5 million more related party product revenues during the year ended December 31, 2021, as compared to the prior year. During the year ended December 31, 2021, the average selling prices per unit were similar to the prior year.

Minimum quantity commitments related to contracts signed through December 31, 2021 represent approximately $392.2 million of revenue backlog. With the completion of the delivery of engineering and prototype services, we expect to recognize approximately $35.2 million of this backlog revenue during fiscal year ending December 31, 2022.
Service revenues
Service revenues decreased approximately $1.7 million, or 27%, for the year ended December 31, 2021, as compared to the prior year. The decrease is primarily related to a $1.2 million reduction in engineering labor services provided to the

BorgWarner JV and with the remaining decline reflecting service revenue from engineering and prototype contracts in the prior year that did not repeat in the year ended December 31, 2021.

Cost of Revenues
Cost of revenues – product cost
Cost of product revenues grew at a lower rate than product revenues, reflecting improving cost leverage overall as product volume increased. Cost of product revenues increased approximately $24.4 million, or 244%, for the year ended December 31, 2021 as compared to the prior year. Higher costs of product revenue resulted from a higher volume of product shipments during the year ended December 31, 2021, which drove increases in materials consumed as well as greater production labor headcount and other production related operating costs. The increase in material costs also reflects the incurrence of delivery expediting costs due to scarcity of supply.

Overhead costs remained consistent year over year. A significant portion of the overhead costs that we incurred in both periods include facility rent, utilities, and depreciation of manufacturing equipment and tooling, which are fixed or semi-fixed in nature. As manufacturing activities under our supply contracts increase, we expect to achieve improved leverage on fixed and semi-fixed overhead costs.
Cost of revenues – service cost
Cost of service revenues decreased approximately $4.2 million, or 52%, for the year ended December 31, 2021, when compared to the prior year. The decline in cost of service revenues was at a higher rate than the decline in service revenues and reflects an improved rate of cost recovery from customers for services provided. Out of the $4.2 million decrease, $1.1 million is due to the decrease in service revenue from BorgWarner JV. The remaining year over year cost decline in cost of service revenues primarily reflects $2.4 million service costs incurred for engineering and prototype contracts with a significant customer in the prior year that did not recur.

Research and Development Expense
R&D expense increased approximately $7.3 million, or 91%, for the year ended December 31, 2021, as compared to the prior year. The increase was primarily attributable to a $6.3 million increase in compensation and benefits as a result of a headcount increase for increased R&D activities to support ongoing technology and product development. The remaining increase was due to a higher volume of materials consumed in product development activities, as well as rising costs of raw materials and the incurrence of delivery expediting costs as the result of a scarcity in supply of shipping services globally.

Selling, General and Administrative Expense

Selling, general and administrative expense increased approximately $59.2 million, or 276%, for the year ended December 31, 2021, as compared to the prior year. The $59.2 million increase reflects primarily an increase in compensation and benefits cost of $28.1 million, professional fees of $14.0 million, insurance expense of $5.0 million, amortization of premium paid for AFS investments of $1.8 million, IT related costs of $1.2 million, facility expenses of $1.0 million and HES pilot program expense of $1.1 million. For further discussion of the HES pilot program, see Note 17 - Transactions with Related Parties in the notes to the consolidated financial statements.

The higher costs for the year ended December 31, 2021 as compared to the prior year are attributable to a variety of factors, which include: increased investment in marketing, advertising and the sales and distribution infrastructure related to our products and services; increased personnel and other costs supporting internal functions such as operations, finance, and information technology and systems; and costs to support our requirements as a publicly traded company.

Interest Expense
In connection with the Business Combination, we repaid or converted all outstanding debt, except for our PPP loans. The decrease in interest expense reflects the payoff or conversion of substantially all of our debt on December 29, 2020. We did not incur any new debt during the year ended December 31, 2021. The interest expense for the year ended December 31, 2021 was primarily for our finance leases.

Change in Fair Value of Public and Private Placement Warrants
The Company re-measures the fair value of the Public and Private Placement Warrants liabilities at each reporting period.
For the year ended December 31, 2021, the change in fair value of the Public and Private Placement Warrants liabilities was a decline of $126.4 million, resulting in the recognition of a substantial gain related to the reduction of the carrying value of the associated liability. The decrease in the fair value of the Public and Private Placement Warrants liabilities was primarily due to the decreases in the price of our Common Stock and the Public Warrants subsequent to the Business Combination, as well as the Public Warrant redemption that occurred on April 5, 2021.
For the year ended December 31, 2020, the change in fair value of the Public and Private Placement Warrants was $34.2 million. The decrease in the fair value of the Public and Private Placement Warrants was primarily due to the decreases in the price of our Common Stock and the Public Warrants over the period.

Gain from Extinguishment of PPP Loans

Gain from extinguishment of PPP loans for the year ended December 31, 2021 was $3.3 million, which represents the two PPP Loans forgiven by the SBA. We did not have a similar gain during the prior year.

Other Expense

For the year ended December 31, 2021, we did not incur any other expense.

In April and December 2020, we agreed to cancel $1.8 million and $2.0 million, respectively, of a total $9.1 million stockholder notes receivable balances outstanding as of December 31, 2019. Additionally, we determined that $0.1 million of additional stockholder notes receivable balances outstanding as of December 31, 2019 were uncollectable. As a result, we recorded $3.9 million in other expense for the year ended December 31, 2020 which represents the amounts forgiven as of December 31, 2020. The stockholders repaid $5.3 million and, as of December 31, 2020, no additional stockholder notes receivable remained outstanding.

Loss in Equity Method Investments

We account for our investment in the BorgWarner JV under the equity method of accounting and, accordingly, recognize our proportionate share of the joint venture’s earnings and losses. The amounts recognized as loss in equity method investments for the years ended December 31, 2021 and 2020 represent our 40% share of the losses recognized by the joint venture for the corresponding period.

Net Income (Loss)
We reported net income of $10.0 million for the year ended December 31, 2021, as compared to a net loss of $11.7 million for the prior year. The increase in the net income recognized for the year ended December 31, 2021 reflects the favorable impact of the change in fair value of our Public and Private Placement Warrants, partially offset by the other factors discussed above.

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
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest income and expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” has been calculated using EBITDA adjusted for, stock-based compensation, a gain on the change in fair value of the Public and Private Placement Warrants, a gain on the extinguishment of PPP loans, forgiveness of a portion of stockholder notes receivable and investment gain, net. We believe that both EBITDA and Adjusted EBITDA provide additional information for investors to use in (1) evaluating our ongoing operating results and trends and (2) comparing our financial performance with those of comparable companies which may disclose similar non-GAAP financial measures to investors. These non-GAAP measures provide investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
EBITDA and Adjusted EBITDA are presented as supplemental measures to our GAAP measures of performance. When evaluating EBITDA and Adjusted EBITDA, you should be aware that we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Furthermore, our computation of EBITDA and Adjusted EBITDA may not be directly comparable to similarly titled measures computed by other companies, as the nature of the adjustments that other companies may include or exclude when calculating EBITDA and Adjusted EBITDA may differ from the adjustments reflected in our measure. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation, nor should these measures be viewed as a substitute for the most directly comparable GAAP measure, which is net income (loss). We compensate for the limitations of our non-GAAP measures by relying primarily on our GAAP results. You should review the reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our performance.
The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Net income (loss)	$10,031	$(11,741)
Interest expense	44	1,111
Provision for income taxes	7	2
Depreciation and amortization expense	2,788	1,988
Amortization of investment premium paid	1,758	—
EBITDA	14,628	(8,640)
Stock-based compensation	18,363	7,691
Change in fair value of public and private placement warrants	(126,447)	(34,168)
Gain from extinguishment of PPP loans	(3,342)	—
Investment gain, net	(259)	—
Forgiveness of portion of stockholder notes receivable	—	3,868
Adjusted EBITDA	$(97,057)	$(31,249)

Liquidity and Capital Resources
From our inception in June 2014 through December 31, 2021, we generated an accumulated deficit of $171.5 million, while pursuing substantial R&D activities to bring the products in its lithium-ion battery technology platform to market on a mass production scale.
On December 29, 2020, the consummation of the Business Combination resulted in net cash proceeds of $345.8 million of cash available to fund our future operations, potential future obligations to contribute cash to fund the BorgWarner JV proportional to our ownership and our $35.0 million initial contribution for a profit sharing interest in the HBR System. The net proceeds received reflect gross proceeds of $394.2 million from the Business Combination, inclusive of cash from the PIPE Shares (as defined below), offset by the following: (i) settling all of Legacy Romeo’s issued and outstanding term notes, inclusive of accrued and unpaid interest, (ii) payment of transaction costs incurred by both RMG and Legacy Romeo, and (iii) payments of deferred legal fees, underwriting commissions, and other costs incurred in connection with the initial public offering of RMG.

Our current business plans include continued investments into R&D for technology and product development, capital for additional production capacity and related operating infrastructure, and further build out of business systems supporting the overall business. Support of these investments is expected to continue to consume cash which will require additional sources of capital. As the market for our customers’ products and demand for our technology continues to grow, increased sales volume may contribute to lower cost for materials we purchase and better cost leverage, as well as an improved pricing environment. However, we expect operating losses to continue to consume cash and cannot predict when we will generate positive cash flow.
As discussed in the ‘Overview’ section, we continue to take precautionary measures intended to help minimize the risk of the COVID-19 virus to our employees and operations. We require vaccination, use of personal protective equipment, social distancing protocols when possible and weekly virus testing for all employees. While COVID-19 has had a limited adverse impact on our internal operations, we have experienced some disruption in supply chain and distribution systems which have led to the need to expedite delivery of materials and incur higher freight costs. The degree and duration of disruptions to future business activity are unknown at this time.
Our continuing short-term and long-term liquidity requirements are expected to be impacted by the following, among other things:

•the timing and the costs involved in bringing our products to market;
•the expansion of production capacity;
•our ability to manage the costs of manufacturing our product;
•the availability, cost and logistics expense for materials we purchase;
•the availability of trade credit associated with the purchase of materials;
•capital commitments that may be required to secure long-term cell supply arrangements;
•general business liabilities, including the cost of warranty and quality claims, commercial disputes and potential business litigation costs and liabilities;
•the scope, costs, timing and outcomes of our R&D activities for our battery modules and battery packs;
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
•the rate of development of the markets and demand for our products, including the pace of conversion to vehicle electrification and the degree of regulatory mandates and incentives that may affect the rate of conversion;
•the global battery cell shortage; and
•other risks discussed in the section titled “Risk Factors.”

Liquidity Requirements

As of December 31, 2021, our current assets were approximately $175.3 million, consisting primarily of cash and cash equivalents, available-for-sale debt investments, inventory, prepaid inventory and prepaid expenses and other current assets, and an insurance receivable. As of December 31, 2021, our current liabilities were approximately $23.1 million, consisting primarily of accounts payable, accrued expenses, contract liabilities, current lease liabilities and a legal settlement amount. These liabilities are described in the paragraphs below.

As described in more detail in Note 18 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements, we signed a Supply Agreement, effective August 10, 2021, with a supplier for the purchase of battery cells over the period of 2021 through 2028. As part of the Supply Agreement, we made a $64.7 million prepayment to the supplier and paid an additional $1.5 million deposit to secure the supply of cells through the term of the contract. The prepaid amounts will be recouped through credits received as cells are purchased. If we breach our minimum volume commitments during any applicable year, the supplier will be entitled to keep the remaining balance of the prepaid amounts for such year, as applicable.

As described in more detail in Note 18 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements, on October 25, 2021 BorgWarner decided to exercise a right under the Joint Venture Operating Agreement, dated May 6, 2019 (the “Operating Agreement”), to put its ownership stake in the BorgWarner JV to Romeo. As a result, we completed the acquisition of the Borg Warner’s ownership share for $28.6 million in the first quarter of 2022. The acquisition was paid for in cash.

Other strategic initiatives, which may or may not be similar in nature to the new cell supply agreement, will continue to be assessed in the context of balancing business value and our liquidity position. We may consider future strategic initiatives which in our assessment may lead to opportunities to maximize value of the business and require significant investment. Management anticipates that, in addition to possible strategic initiatives, our other ongoing liquidity and capital needs will relate primarily to capital expenditures for the expansion and support of production capacity, investment related to continue to reduce the cost of our product, working capital to support increased production and sales volume, general overhead and personnel expenses to support continued growth and scale, and overall operating losses.
As of December 31, 2021, we had cash and cash equivalents, and investments of $22.6 million and $97.3 million, respectively. We have recurring losses, which have resulted in an accumulated deficit of $171.5 million as of December 31, 2021. On February 15, 2022, the Company entered into the SEPA with an affiliate of Yorkville Advisors. Under terms of the SEPA, Romeo has the right, but not the obligation, to sell up to $350 million of Common Stock to an affiliate of Yorkville Advisors, subject to certain limitations, at the time of our choosing during the two-year term of the agreement. Management continues to explore a range of options to further address the Company’s capitalization and liquidity. If we raise funds by issuing debt securities or incurring loans, this form of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we can borrow additional capital could be disadvantageous, and the terms of debt securities or borrowings could impose significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of the Company’s Common Stock. There can be no assurances that any additional debt or equity financing would be available to us or if available, that such financing would be on favorable terms to us.

Effective as of October 1, 2021, the Company entered into a Single-Tenant Commercial Lease (the “Lease”) for approximately 215,000 square feet of office, assembly, storage, warehouse and distribution space located in Cypress, California (the “Premises”). The Company intends to use the Premises for its corporate headquarters. On October 29, 2021, the Landlord tendered possession of the Premises to us. The monthly lease payments commenced on January 21, 2022. Under the terms of the Lease, the Company paid the Landlord an initial base monthly rent of $210,700, or $0.98 per square foot. The monthly base rent will increase annually by approximately three percent of the then-current base rent. The Company is also responsible for its proportional share of operating expenses, real estate tax expenses, insurance charges and maintenance costs, each as defined in the Lease, associated with the ownership, operation, maintenance, and repair of the Premises, subject to certain exclusions provided in the Lease (as described in the Lease).

The term of the Lease is 97 calendar months. The Company may, at its option, extend the term of the Lease for five additional years on the same terms and conditions, except that the base monthly rent shall be adjusted to the “fair rental value” of the Premises.

As of December 31, 2021, we met all of the Company’s minimum 2021 annual purchase commitments. We estimate our total unconditional contractual commitments, including inventory purchases, lease minimum payments and other contractual commitments, are $41.7 million for the year ended December 31, 2022, $87.2 million for the year ended December 31, 2023, $197.1 million for the year ended December 31, 2024, $195.6 million for the year ended December 31, 2025, $193.2 million for the year ended December 31, 2026 and $307.6 million thereafter. However, the amount of our purchase commitments subsequent to December 31, 2021 is not fully fixed and is subject to change based on changes in certain raw materials indexes as well the quantities of purchases we actually make.

Cash Flow Analysis
The following table provides a summary of cash flow data for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,

	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	$293,942	$1,929
Operating activities:
Net income (loss)	10,031	(11,741)
Non-cash adjustments	(99,305)	(14,515)
Changes in working capital	(104,302)	(3,623)
Net cash used in operating activities	(193,576)	(29,879)
Net cash used in investing activities	(114,214)	(36,325)
Net cash provided by financing activities	39,486	358,217
Net change in cash, cash equivalents, and restricted cash	(268,304)	292,013
Cash, cash equivalents and restricted cash at end of period	$25,638	$293,942

Cash Flows used in Operating Activities

Net cash used in operating activities was approximately $193.6 million for the year ended December 31, 2021. In addition to our $89.3 million of loss after adjustment for non-cash items, significant cash outflows include changes in operating assets and liabilities totaling approximately $104.3 million. These net cash outflows were primarily the result of cash outlays for our Supply Agreement prepayment, pre-paid expenses and inventory purchases, as well as an increase in our accounts receivable balance. Cash outflows for prepaid expenses consisted primarily of payments for higher insurance coverage due to company growth and associated with being a publicly traded company and prepayments for inventory to secure supply of certain key materials and to avoid supply scarcity. The aforementioned cash outflows were offset partially by increases in accounts payable and accrued expenses of $12.2 million.
Significant non-cash items included in net income which affected operating activities include adjustments for depreciation and amortization, amortization of investment premium paid, stock-based compensation, non-cash equity-method loss, inventory write downs, the gain on extinguishment of our PPP Loan and the change in fair value of our Public and Private Placement Warrants.

For the year ended December 31, 2020, net cash used in operating activities was approximately $29.9 million. Cash outflows resulting from changes in operating assets and liabilities totaling approximately $3.6 million, were added to our loss after adjustment for non-cash items, which was approximately $26.3 million.

Cash Flows used in Investing Activities
For the year ended December 31, 2021, net cash used in investing activities was approximately $114.2 million and was primarily related to $309.0 million used to purchase investments, our contribution of $4.0 million to the BorgWarner JV to fund operating activities and $10.4 million for capital expenditures. Cash used for investing activities was partially offset by $209.2 million provided from sales and maturities of investments.
For the year ended December 31, 2020, net cash used in investing activities was approximately $36.3 million, primarily driven by our contribution of $35.0 million to HBR, which was recorded as our equity method investment, and $1.3 million for capital expenditures for property and equipment.
Cash Flows from Financing Activities
For the year ended December 31, 2021, net cash provided by financing activities of approximately $39.5 million was primarily related to $40.1 million of proceeds from the exercise of stock options and warrants, partially offset by principal payments for finance leases, settlement payments on restricted stock tax withholding and the payments for redemption of our Public Warrants.
For the year ended December 31, 2020, net cash provided by financing activities of approximately $358.2 million was primarily related to $345.8 million of proceeds from the Business Combination, $6.5 million from the issuance of term notes, $1.9 million of proceeds from the issuance of convertible notes, $3.3 million of proceeds from a PPP loan, $5.3 million of proceeds from stockholder note receivable, $5.0 million from the issuance of common stock and $2.2 million from the exercise of stock options and warrants. These cash inflows were partially offset by $11.6 million of cash paid to reduce outstanding term and convertible note balances, and $0.3 million related to the principal portion of finance lease liabilities.
Critical Accounting Estimates and Policies
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
For a description of our significant accounting policies see Note 2 - Summary of Significant Accounting Policies, of the notes to consolidated financial statements. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.
Equity Method Investments
Heritage Battery Recycling Arrangement
On October 2, 2020, we entered into a Battery Recycling Agreement with HBR, an affiliate of HES (the “Battery Recycling Arrangement”). Under the Battery Recycling Arrangement, HBR has agreed to design, build and operate a System for redeploying, recycling or disposing of lithium-ion batteries to be located at HES’s facility in Arizona. Immediately following the Business Combination on December 29, 2020, we contributed $35.0 million to HBR, a related party to an investor in Legacy Romeo and an investor of $25.0 million in the PIPE Shares. Our investment in HBR is intended to fund the building, operation, maintenance, and repair of the System. The terms of the Battery Recycling Arrangement require us to fund 30% of any operating shortfall of the System for the duration of the agreement with HBR and gives us the right to receive 30% of the profit generated by the System. The initial contract duration is for a period of ten years from December 29, 2020, and the agreement automatically extends for one-year renewal periods indefinitely. While the arrangement is in effect, it establishes a strategic arrangement with HES for the collection of our battery packs for recycling, and it gives our customers priority at the recycling facility. We also have agreed to fund, in principal, up to $10.0 million for a pilot program that, if successful, could lead to the purchase of commercial vehicles containing Romeo batteries by HBR’s affiliate. The participants in this pilot program have been selected, and the parties have entered into agreements to support the pilot program. Development of batteries for the program is underway, and the pilot program commenced in early 2022. On October 6, 2021, Heritage Battery Recycling announced it had combined with Retriev Technologies, and the combined company now operates under the Retriev Technologies brand (“Retriev”).
We have determined that the Battery Recycling Arrangement should be accounted for as an equity method investment. We have not consolidated our interest in the System or HBR in our consolidated financial statements as we lack the ability to direct the activities that most significantly impact HBR’s or the System’s economic performance and are therefore not the primary beneficiary and we do not exercise control over HBR. We evaluated the characteristics of the arrangement to determine if it is more similar to a financial instrument, a loan, or an investment to be accounted for under the equity method of accounting. The classification of the contribution and subsequent accounting considerations involves significant judgment and relies on various factors including, the significance of HBR’s equity in the project, the amount and timing of expected profits, our requirement to fund 30% of the System’s operating shortfall, our ability to share in 30% of its operating profits, and the estimated fair value of the arrangement at inception. Based on the facts and circumstances surrounding the Battery Recycling Arrangement, we concluded that it constitutes an arrangement that should be accounted for as an equity method investment. We recorded our

$35.0 million equity method investment in our consolidated balance sheet as of December 31, 2021 and 2020, which we believe represents the fair value of the Battery Recycling Arrangement at inception.
Revenue Recognition
We primarily generate revenue from the sale of battery packs, battery modules and the performance of engineering services, inclusive of the development of prototypes. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
We determine the amount, timing, and pattern of revenue recognition by applying the following steps outlined in Accounting Standards Codification (ASC) Topic 606 – Revenue from Contracts with Customers:
1.identifying the contract with a customer;
2.identifying the performance obligations in the contract;
3.determining the transaction price;
4.allocating the transaction price to the performance obligations; and
5.recognizing revenue as the performance obligations are satisfied.
Identifying the performance obligations contained in a contract, determining transaction price, allocating transaction price and determining when performance obligations are satisfied can require the application of significant judgment, as further discussed below.
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
The fair value of the Private Placement warrants is established using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of our Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Common Stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Private Placement Warrants, which is 5 years. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the stock option. Our volatility is derived from several publicly traded peer companies. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and ultimately change the fair value of Private Placement Warrants. The Company has historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, we have estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies.
Leases
We evaluate whether our contractual arrangements contain leases at the inception of such arrangements. Specifically, management considers whether we can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset.
Lease Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments. Both the lease ROU asset and liability are recognized as of the lease commencement date based on the present value of the lease payments over the lease term. Most of our leases do not provide an implicit borrowing rate that can readily be determined. Therefore, we apply a discount rate based on the incremental borrowing rate as of the lease commencement date. The incremental borrowing rate is determined by using credit rating models, including adjustments to derive a borrowing rate reflective of our secured borrowings, as well as other information available as of the lease commencement date. These credit rating models require us to make judgments related to inputs such as its credit quality or comparable credit rating.
Our lease agreements may include options to extend the lease term or to terminate the lease early. We include options to extend or terminate leases upon determination of the lease ROU asset and liability when it is reasonably certain we will exercise these options. Determination of whether a lease is reasonably certain to be extended or terminated is a judgment made by management. For leases that include such options, we make a determination as to whether it is reasonably certain to exercise the options as of the lease commencement date. If facts and circumstances change such that we are no longer reasonably certain we will exercise our option, where it had previously concluded that it was reasonably certain to exercise the option as of the lease commencement date, we will re-measure the lease ROU asset and liability.

Inventory

Our inventory primarily consists of raw materials and, to a lesser extent, work-in-process, and finished goods. We report inventory at the lower of cost or net realizable value. Cost is computed using standard costing, which approximates the value of inventory on a first-in, first-out method.

The Company carries inventory at the lower of cost or net realizable value, and therefore writes down the carrying value of inventory when the carrying value exceeds its net realizable value. The Company writes down excess, obsolete and slow-moving inventories, as well as shrinkage based on the results of quarterly physical inventory counts. Write-downs are based on inventory obsolescence trends, historical experience and application of the specific identification method. Costs of excess freight and handling costs and spoilage are recognized as current period charges. The Company also writes down inventories based on forecasted demand and technological obsolescence.

The Company then evaluates the carrying value of the remaining raw materials inventories based on the market resale value assumption using recent purchase information, supplier quotes or reputable third-party sources for market price. Work in progress is valued at an estimate of cost, including attributable overheads, based on stage of completion.

When there is a write-down of inventory, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If we ultimately sell inventory that has been previously written down, net income or loss reported in future periods would be impacted positively.

During the years ended December 31, 2021 and 2020, we recorded a $3.0 million and $3.1 million inventory provision, respectively, in cost of revenues to reflect the decrease in our inventories’ net realizable value. These inventory write-downs were primarily due to obsolescence of certain raw materials and work-in-progress, due to technological advances. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, actual demand could be less than forecasted demand for our products, and we could experience additional material inventory write-downs in the future.
Recent Accounting Pronouncements
See “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements included herein.
Item 7A. Quantitative and Qualitative Disclosures about Market Risks
For the purposes of this Annual Report on Form 10-K, we are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Romeo Power, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Romeo Power, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations, and has a significant accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory—Write-Downs on Raw Materials—Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company’s inventory primarily consists of raw materials and, to a lesser extent, work-in-process, and finished goods. The Company carries inventory at the lower of cost or net realizable value, and therefore writes down the carrying value of inventory when the carrying value exceeds its net realizable value. The Company writes down excess, obsolete and slow-moving inventories, as well as shrinkage based on the results of quarterly physical inventory counts. Write-downs are based on inventory obsolescence trends, historical experience and application of the specific identification method. The Company also writes down inventories based on forecasted demand and technological obsolescence.

The Company then evaluates the carrying value of the remaining raw materials inventories based on the market resale value assumption using recent purchase information, supplier quotes or reputable third-party sources for market price. For the year ended December 31, 2021, the Company has recorded an inventory provision of $3.0 million, primarily related to write-downs on raw materials.
We identified write-downs for raw materials inventory as a critical audit matter. The Company’s determination of the write-downs for raw materials requires subjective estimates in relation to the market resale value assumption for raw material components. Our audit procedures to evaluate management’s assumption for the market resale value requires a high degree of auditor judgment and the use of more experienced audit professionals.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to management’s estimates of the write-downs for raw materials inventory include the following, among others:
1.We tested the effectiveness of controls over management’s review of the write-downs of for raw materials inventory, including review of the market resale value assumption for raw material components.
2.We evaluated the composition of raw materials inventory to determine if management’s methodology for obtaining recent purchase information, supplier quotes or reputable third-party sources for market price in developing its market resale value assumption is representative of the remaining raw materials population.
3.For a sample of raw materials components, we evaluated the reasonableness of management’s market resale value assumption obtaining the recent purchase information, supplier quotes or reputable third-party sources for market price that management used in developing its assumption.
4.We recalculated the estimated write-down on raw materials based on internal cost of raw materials inventory and the market resale value assumption.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 1, 2022
We have served as the Company's auditor since 2018.

Consolidated Balance Sheets As of December 31, 2021 and December 31, 2020 (In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$22,638	$292,442
Investments	97,309	—
Accounts receivable, net of allowance for expected credit loss of $0 and $238 at December 31, 2021 and December 31, 2020, respectively	8,378	841
Inventories, net	37,125	4,937
Insurance receivable	1,250	6,000
Prepaid inventories	3,002	493
Prepaid expenses and other current assets	5,579	776
Total current assets	175,281	305,489
Restricted cash	3,000	1,500
Property, plant and equipment, net	15,158	5,484
Equity method investments	36,329	35,000
Operating lease right-of-use assets	23,115	5,469
Finance lease right-of-use assets	4,070	269
Deferred assets	5,018	—
Prepayment - long-term supply agreement	64,703	—
Insurance receivable	6,000	—
Other noncurrent assets	2,772	2,831
Total assets	$335,446	$356,042

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,724	$2,900
Accrued expenses	8,156	2,844
Contract liabilities	384	815
Current maturities of long-term debt	—	2,260
Operating lease liabilities, current	416	853
Finance lease liabilities, current	927	282
Legal settlement payable	—	6,000
Other current liabilities	1,509	102
Total current liabilities	23,116	16,056
Long-term debt, net of current portion	—	1,082
Public and private placement warrants	1,526	138,466
Operating lease liabilities, net of current portion	23,058	4,723
Finance lease liabilities, net of current portion	2,595	17
Legal settlement payable	6,000	—
Total liabilities	56,295	160,344
Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and December 31, 2020)	—	—
Common stock ($0.0001 par value, 250,000,000 shares authorized, 134,458,439 and 126,911,861 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	13	12
Additional paid-in capital	451,040	377,253
Accumulated other comprehensive loss	(366)	—
Accumulated deficit	(171,536)	(181,567)
Total stockholders’ equity	279,151	195,698
Total liabilities and stockholders’ equity	$335,446	$356,042
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss) For The Years Ended December 31, 2021 and 2020 (In thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
Revenues:
Product revenues	$12,391	$2,910
Service revenues	4,413	6,064
Total revenues (1)	16,804	8,974

Cost of revenues:
Product cost	34,366	9,997
Service cost	3,786	7,968
Total cost of revenues	38,152	17,965
Gross loss	(21,348)	(8,991)

Operating expenses:
Research and development	15,260	7,995
Selling, general and administrative	80,687	21,462
Total operating expenses	95,947	29,457
Operating loss	(117,295)	(38,448)
Interest expense	(44)	(1,111)
Change in fair value of public and private placement warrants	126,447	34,168
Gain from extinguishment of PPP loans	3,342	—
Investment gain, net	259	—
Other expense	—	(3,868)
Income (loss) before income taxes and loss in equity method investments	12,709	(9,259)
Loss in equity method investments	(2,671)	(2,480)
Provision for income taxes	(7)	(2)
Net income (loss)	10,031	(11,741)

Other comprehensive income (loss)
Available-for-sale debt investments:
Change in net unrealized losses, net of income taxes	(723)	—
Net losses reclassified to earnings, net of income taxes	357	—
Total other comprehensive loss, net of income taxes	(366)	—
Comprehensive income (loss)	$9,665	$(11,741)

Net income (loss) per share
Basic	$0.08	$(0.15)
Diluted	$0.07	$(0.15)
Weighted average number of shares outstanding
Basic	132,023,930	77,741,339
Diluted	135,340,962	77,741,339
(1)    Total revenues included related party revenues of $2,417 and $3,142 for the years ended December 31, 2021 and 2020, respectively. See Note 17.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity For The Years Ended December 31, 2021 and 2020 (In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance—December 31, 2019	74,449,847	$7	$181,567	$(9,175)	$—	$(169,826)	$2,573
Issuance of common stock	5,549,344	1	7,239	—	—	—	7,240
Repayment of stockholder note receivable	—	—	—	5,307	—	—	5,307
Forgiveness of stockholder note receivable	—	—	—	3,868	—	—	3,868
Conversion of convertible notes and accrued interest into common stock	2,162,670	—	7,709	—	—	—	7,709
Reverse recapitalization transaction, net	44,750,000	4	173,047	—	—	—	173,051
Stock based compensation	—	—	7,691	—	—	—	7,691
Net loss	—	—	—	—	—	(11,741)	(11,741)
Balance—December 31, 2020	126,911,861	$12	$377,253	$—	$—	$(181,567)	$195,698
Issuance of common stock	6,896,578	1	50,521	—	—	—	50,522
Proceeds receivable from common stock issuance	—	—	(1)	—	—	—	(1)
Issuance of common stock as contract consideration	650,000	—	5,018	—	—	—	5,018
Settlement on restricted stock tax withholding	—	—	(114)	—	—	—	(114)
Stock based compensation	—	—	18,363	—	—	—	18,363
Other comprehensive loss	—	—	—	—	(366)	—	(366)
Net income	—	—	—	—	—	10,031	10,031
Balance—December 31, 2021	134,458,439	$13	$451,040	$—	$(366)	$(171,536)	$279,151

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows For The Years Ended December 31, 2021 and 2020 (In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$10,031	$(11,741)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,788	1,988
Amortization of investment premium paid	1,758	—
Stock-based compensation	18,363	7,691
Inventory provision	2,965	3,105
Change in fair value of public and private placement warrants	(126,447)	(34,168)
Gain from extinguishment of PPP loans	(3,342)	—
Loss in equity method investments	2,671	2,480
Non-cash lease expense - operating leases	828	238
Non-cash lease expense - finance leases	367	283
Loss on extinguishment of stockholder note receivable	—	3,868
Other	744	—
Changes in operating assets and liabilities:
Accounts receivable	(7,537)	(534)
Inventories	(35,153)	(1,372)
Prepaid inventories	(2,509)	(493)
Prepaid and other current assets	(5,034)	(1,192)
Prepayment - long-term supply agreement	(64,703)	—
Accounts payable	7,559	(2,556)
Accrued expenses	4,654	1,739
Interest accrued on notes payable	—	468
Deferred costs	(100)	—
Contract liabilities	(431)	526
Operating lease liabilities	(365)	(224)
Other, net	(683)	15
Net cash used in operating activities	(193,576)	(29,879)

Cash flows from investing activities:
Purchase of investments	(308,970)	—
Proceeds from maturities of investments	149,884	—
Proceeds from sales of investments	59,296	—
Equity method investment	(4,000)	(35,000)
Capital expenditures	(10,424)	(1,325)
Net cash used in investing activities	$(114,214)	$(36,325)
(Continued)

Consolidated Statements of Cash Flows For The Years Ended December 31, 2021 and 2020 (In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from financing activities:
Issuance of convertible notes	$—	$1,924
Issuance of term notes	—	6,475
Proceeds from PPP loan	—	3,300
Proceeds from stockholder note receivable	—	5,307
Repayment of term and convertible notes	—	(11,575)
Recapitalization transaction, net of transaction costs	—	345,831
Issuance of common stock, net of issuance costs	—	5,027
Exercise of stock options	18,521	110
Exercise of stock warrants	21,580	2,102
Settlement on restricted stock tax withholding	(114)	—
Warrant redemption payments	(72)	—
Principal portion of finance lease liabilities	(429)	(284)
Net cash provided by financing activities	39,486	358,217

Net change in cash, cash equivalents and restricted cash	(268,304)	292,013
Cash, cash equivalents and restricted cash, beginning of period	293,942	1,929
Cash, cash equivalents and restricted cash, end of period	$25,638	$293,942

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$22,638	$292,442
Restricted cash	3,000	1,500
Total cash, cash equivalents and restricted cash	$25,638	$293,942

Supplemental cash flow information:
Cash paid for interest	$37	$595
Cash paid for income taxes	—	2

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange of operating lease liabilities	$18,158	$—
Finance lease right-of-use assets obtained in exchange of finance lease liabilities	4,107	—
Purchases of property, plant and equipment in accounts payable and accrued expenses at the end of period	2,506	583
Issuance of common stock as contract consideration	5,018	—
Gain from extinguishment of PPP loans	3,342	—
Conversion of promissory notes and accrued interest to common stock	—	7,709
Reverse recapitalization effect on additional paid-in capital	—	(172,779)
Transaction costs included in accounts payable and accrued expenses	—	172
(Concluded)

The accompanying notes are an integral part of these consolidated financial statements.

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
Romeo Power, Inc. designs, engineers, and manufactures lithium-ion cylindrical battery packs for EVs and energy storage solutions, with a focus on battery innovation, functionality, energy density, safety, and performance. We are headquartered in Vernon, California.
Unless the context otherwise requires, “Romeo,” the “Company,” “we,” “us,” or “our” refers to the combined company and its subsidiaries following the Business Combination and “Legacy Romeo” refers to Romeo Systems, Inc.
In 2019, Legacy Romeo and BorgWarner formed a joint venture named BorgWarner Romeo Power LLC (the “BorgWarner JV” or “JV”). We formerly owned 40% of the JV but it has since been dissolved. See Note 20 - Subsequent Events for further information on BorgWarner’s election to sell, and the Company’s purchase of BorgWarner’s ownership in the JV and its subsequent dissolution.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

Accordingly, all historical financial information presented in these consolidated financial statements represents the accounts of Legacy Romeo and its wholly owned subsidiaries “as if” Legacy Romeo is the predecessor and legal successor. The historical operations of Legacy Romeo are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Legacy Romeo prior to the Business Combination; (ii) the combined results of RMG and Legacy Romeo following the Business Combination on December 29, 2020; and (iii) RMG’s equity structure for all periods presented. No step-up basis of RMG’s assets and liabilities and no intangible assets or goodwill were recorded in connection with the Business Combination transaction consistent with the treatment of the transaction as a reverse recapitalization.

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

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
recapitalization of the number of shares of Common Stock attributable to Legacy Romeo is reflected retroactively to the earliest period presented based upon the Exchange Ratio and is utilized for calculating earnings per share in all prior periods presented.

The accompanying consolidated financial statements include the results of Romeo Power, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated and the effect of variable interest entities have been considered in the consolidation.

As of December 31, 2021, we had cash and cash equivalents, and investments of $22.6 million and $97.3 million, respectively. We have recurring losses, which have resulted in an accumulated deficit of $171.5 million as of December 31, 2021. On February 15, 2022, the Company entered into the SEPA with an affiliate of Yorkville Advisors. Under terms of the SEPA, Romeo has the right, but not the obligation, to sell up to $350 million of common equity to an affiliate of Yorkville Advisors, subject to certain limitations, at the time of our choosing during the two-year term of the agreement. Despite the access to liquidity resulting from sales of common stock under the SEPA, as a result of continuing anticipated operating cash outflows, amounts paid to BorgWarner in February 2022, and costs to support future growth, we believe that substantial doubt exists regarding our ability to continue as a going concern for twelve months from the date of the issuance of our financial statements. Although management continues to explore a range of options to further address the Company’s capitalization and liquidity, management cannot conclude as of the date of this filing that it is probable that additional options will become available to fund our longer range investment plans and our operating losses. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Reclassification of Presentation in Our Consolidated Balance Sheets, Our Consolidated Statements of Operations and Comprehensive Income (Loss) and Note 3 to Our Consolidated Financial Statements

Finance lease ROU assets and finance lease liabilities of comparative prior period in our consolidated balance sheets are reclassified to conform with our current presentation of finance leases. In the consolidated balance sheets, we have reclassified finance lease ROU assets, finance lease liabilities, current and finance lease liabilities, net of current portion, respectively, from other noncurrent assets, other current liabilities and other noncurrent liabilities.

Revenues of comparative prior period in our consolidated statements of operations and comprehensive income (loss) are reclassified to conform with our current revenue presentation. In the consolidated statements of operations, we have combined related party revenues with product revenues and service revenues and disclosed the amount of related party revenues in a captioned note.

Revenues of comparative prior period presented in Note 3 to our consolidated financial statements are reclassified to conform with our current revenue presentation. Since April 1, 2021, we have presented disaggregated revenue by product and service instead of further disaggregating product by battery packs and modules.

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

As of December 29, 2020, the date of the Business Combination, the performance condition was satisfied (the “Performance Condition Date”), and we began recognizing stock-based compensation (“SBC”) expense, based on the fair value of the award at August 12, 2020 which was the stock option grant date (the “Grant Date”). We recognized expense prospectively, over the remaining requisite service period, which was six months from the date of the Business Combination and included the period of December 29, 2020 through June 27, 2021.

However, in accordance with ASC 718, Compensation—Stock Compensation, we should have recognized a cumulative catch-up adjustment upon the performance condition being satisfied on December 29, 2020 for the services rendered from the Grant Date through the Performance Condition Date. This resulted in an understatement of $4.1 million in SBC expense, included within selling, general and administrative expense and additional paid-in capital as of December 31, 2020 and a

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
subsequent overstatement of SBC expense, included within selling, general and administrative expense, during the interim periods ended March 31, 2021 and June 30, 2021.

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

The following tables provide the impact of the correction on our previously issued consolidated financial statements for the year ended December 31, 2020.

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

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
Use of Estimates—The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates relate to revenues and associated cost recognition; the useful lives assigned to and the recoverability of property, plant, and equipment; inventory write-downs for excess and obsolete inventory and lower of cost or net realizable value adjustments; reserves recorded for warranty liabilities; the incremental borrowing rate for lease liabilities; the initial fair value of certain equity method investments; and the determination of the fair value of debt and equity instruments, including common stock, warrants, and stock-based compensation awards. We base these estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances.

Cash and Cash Equivalents—We consider cash on hand, deposits in banks, and investments, including U.S. Treasury Bills and other government backed securities, with original maturities of three months or less to be cash and cash equivalents. Romeo maintains cash balances that at times exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC). Accounts are guaranteed by the FDIC up to $0.25 million per institution with a total FDIC insurance coverage of $1.0 million. From time to time during the year ended December 31, 2021, we had amounts in excess of FDIC-insured limits. At December 31, 2021, $21.6 million of our cash and cash equivalents exceeded FDIC-insured limit. We have not experienced any losses in these accounts, and we do not believe we are exposed to any significant credit risk related to these balances.
Restricted Cash—Romeo issued two standby letters of credit that is collateralized by restricted cash. The letters of credit are required as security deposits on the warehouse facility lease in Vernon, California which expires July 31, 2022 and the warehouse facility lease in Cypress, California which expires in February 2030. Accounts are guaranteed by the FDIC up to $0.25 million. During the year ended December 31, 2021, our restricted cash had amounts in excess of FDIC-insured limits. At December 31, 2021, $2.8 million of our restricted cash exceeded FDIC-insured limits. We have not experienced any losses in these accounts, and we do not believe we are exposed to any significant credit risk related to these balances.
Available-for-Sale Debt Investments—We classify our investments in fixed income debt securities as available-for-sale debt investments. Our available-for-sale debt investments primarily consist of U.S. government securities, municipal securities,

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
corporate debt, commercial paper and U.S. agency mortgage-backed securities. These available-for-sale debt investments are primarily held in the custody of a major financial institution. These investments are reported on the consolidated balance sheets at fair value. Unrealized gains and losses on these investments, to the extent the investments are unhedged, are included as a separate component of accumulated other comprehensive loss, net of tax. A specific identification method is used to determine the cost basis of available-for-sale debt investments and any realized gains or losses when sold. We classify our investments as current based on the nature of the investments and their availability for use in current operations.
Accounts Receivable, Net of Allowance for Expected Credit Losses—Accounts receivable are customer obligations due under normal trade terms. Management performs continuing credit evaluations on each customer’s financial condition and reviews accounts receivable on a periodic basis to determine if any accounts receivable will potentially be uncollectible. We reserve for any accounts receivable balances that are determined to be uncollectible in the allowance for expected credit losses.
After all attempts to collect an accounts receivable balance have failed, we write off the accounts receivable balance against the allowance for doubtful accounts. As of December 31, 2021 and 2020, we reported an allowance for doubtful accounts balance of $0.0 million and $0.2 million, respectively.
Leases—We evaluate whether our contractual arrangements contain leases at the inception of such arrangements. Specifically, management considers whether we can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Short term leases with a term of 12 months or less are not presented on the balance sheet and expense is recognized as incurred. Operating leases are reported as operating lease ROU assets, operating lease liabilities, current and operating lease liabilities, net of current portion on our consolidated balance sheets. Finance leases are reported as finance lease ROU assets, finance lease liabilities, current, and finance lease liabilities, net of current portion on our consolidated balance sheets.
Lease ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments. Both the lease ROU assets and lease liabilities are recognized as of the lease commencement date based on the present value of the lease payments over the lease term. Our leases do not provide an implicit borrowing rate that can readily be determined. Therefore, we apply a discount rate based on the incremental borrowing rate, which is determined by using credit rating models, including adjustments to derive a borrowing rate reflective of our secured borrowings, as well as other information available as of the lease commencement date. Lease ROU assets also include any lease payments made before their contractual due dates and exclude any lease incentives.
Our lease agreements may include options to extend the lease term or to terminate the lease early. We include options to extend or terminate leases upon determination of the lease ROU asset and lease liability when it is reasonably certain that we will exercise these options. Operating lease expense attributable to lease payments is recognized on a straight-line basis over the lease term and is included in cost of revenues and selling, general, and administrative expense on our consolidated statement of operations. Finance leases result in the recognition of depreciation expense, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method. Depreciation expense attributable to finance leases is included in cost of revenues on our consolidated statement of operations.
We have lease arrangements that include lease and non-lease components such as common area maintenance, property taxes which are variable lease costs expensed as incurred. The non-lease components in the arrangements are not significant when compared to the lease components. For all leases, we account for the lease and non-lease components as a single component.
We evaluate lease ROU assets for impairment consistent under the impairment of long-lived assets policy.

Inventory—Our inventory primarily consists of raw materials and, to a lesser extent, work-in-process, and finished goods. We report inventory at the lower of cost or net realizable value. Cost is computed using standard costing, which approximates the value of inventory on a first-in, first-out method.

The Company carries inventory at the lower of cost or net realizable value, and therefore writes down the carrying value of inventory when the carrying value exceeds its net realizable value. The Company writes down excess, obsolete and slow-moving inventories, as well as shrinkage based on the results of quarterly physical inventory counts. Write-downs are based on inventory obsolescence trends, historical experience and application of the specific identification method. Costs of excess

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
freight and handling costs and spoilage are recognized as current period charges. The Company also writes down inventories based on forecasted demand and technological obsolescence.

The Company then evaluates the carrying value of the remaining raw materials inventories based on the market resale value assumption using recent purchase information, supplier quotes or reputable third-party sources for market price. Work in progress is valued at an estimate of cost, including attributable overheads, based on stage of completion.
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
Equity Method Investments—We account for investments in unconsolidated entities using the equity method of accounting as we exercise significant influence over, but do not control these entities. These investments are initially recorded at cost and are subsequently adjusted for contributions made to and distributions received from the entities. Earnings or losses from our investments are recognized in accordance with the terms of the applicable agreement. On a periodic basis, we consider whether there are indicators, including general market conditions, that the value of our equity method investments may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than its carrying value and the difference is deemed to be other-than-temporary. No impairment losses on equity method investments were recognized for the years ended December 31, 2021 and 2020.
Deferred Assets—Deferred assets represent upfront payments of the Company’s common stock issued to a customer and will be amortized as a reduction of revenue as the related products or services are provided to the customer.

Prepayment for Long-Term Supply Agreement—Prepayment for long-term supply agreement represents an upfront cash payment to a major battery cell supplier, which will be applied as an advance for the cells to be purchased from July 1, 2023 through June 30, 2028. See Note 18 - Commitments and Contingencies for further information.
Impairment of Long-Lived Assets—We review the carrying value of our long-lived assets, including property, plant and equipment and lease ROU assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We measure recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset or asset group is expected to generate. If the asset or asset group is not recoverable, its carrying amount would be adjusted down to its fair value. No impairment losses of long-lived assets were recognized for the years ended December 31, 2021 and 2020.
Revenue Recognition—ASC 606, Revenue from Contracts with Customers, requires us to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We determine revenue recognition by applying the following steps:

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
1.identifying the contract with a customer;
2.identifying the performance obligations in the contract;
3.determining the transaction price;
4.allocating the transaction price to the performance obligations; and
5.recognizing revenue as the performance obligations are satisfied.
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
We also provided services to the Joint Venture under separate work orders and contractual arrangements. These services included a single performance obligation for non-recurring and other engineering services, which were provided at cost incurred plus a fixed fee percentage. Revenue for these services is recognized over time, based on costs incurred or the right to invoice method (i.e., in situations where the value transferred matches the billing rights), as the customer receives and consumes the benefits.

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Our typical payment terms are 30–60 days, and sales arrangements do not include any significant financing components for our customers.
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
We generally provide customers with a product warranty that assures that the products meet standard specifications and are free of defects. Claims incurred under our standard product warranty programs are recorded based on open claims and historical experience, which have not been significant and were not significant for the years ended December 31, 2021 and 2020.
Cost of Revenues—We include within cost of revenues those costs related to the manufacture and distribution of our battery packs and energy storage solutions. Specifically, we include in cost of revenues each of the following: material costs; labor and employee benefit costs related to the manufacture of our products, including stock-based compensation costs; depreciation and amortization; lease costs; and freight and shipping costs. Costs are expensed as incurred, or as control of products is transferred, except for costs incurred to fulfill a contract, which are capitalized and amortized on a straight-line basis over the expected period of performance. We do not incur significant incremental costs to acquire contracts.
Research and Development—R&D primarily consist of costs associated with the development and testing of our products. R&D costs include the salary and benefits of certain personnel, consultants, facility costs, supplies and other direct and allocated indirect expenses incurred to support our R&D programs. Total R&D costs for the years ended December 31, 2021 and 2020 were $15.3 million and $8.0 million, respectively.
Other Costs—We include within selling, general and administrative expenses, labor and other costs not directly related to the development and manufacture of our products, including expenses, such as compensation for our sales team, travel expense incurred in connection with sales efforts and advertising costs.

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

We utilize a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained upon examination by the Internal Revenue Service (IRS) or other taxing authorities, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual outcomes. As more

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
fully described in note 15 - Income Taxes, management determined as of December 31, 2021 and 2020 that a portion of the deferred tax benefits related to federal and state research tax credits are not more likely than not to be sustained upon examination.
Basic and Diluted Loss Per Share—Basic loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the year, plus the number of ordinary shares that would have been outstanding if all potentially dilutive ordinary shares had been issued, using the treasury stock method, in accordance with ASC 260, Earnings Per Share. Potentially dilutive ordinary shares related to stock options and warrants were excluded from the calculation of diluted loss per share for all periods presented due to their anti-dilutive effect due to losses in each period.
Stock-Based Compensation—We use the fair value recognition method of accounting for stock options, warrants and restricted stock awards granted to employees, non-employees and directors to measure the cost of services received in exchange for stock-based awards. Under the fair value recognition method, cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense on the straight-line basis over the requisite service period, which is generally the vesting period. Stock options generally vest over 3 years, net of actual forfeitures in the period.
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
Convertible Notes—Prior to the Business Combination we issued numerous convertible promissory notes to help fund our operations. We evaluated embedded conversion and other features within convertible debt to determine whether any embedded features should be bifurcated from the host instrument and accounted for as a derivative at fair value, with changes in fair value recorded in the consolidated statement of operations.
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
Public and Private Placement Warrants—We classify the Public and Private Placement Warrants as long-term liabilities on our consolidated balance sheets as these instruments are precluded from being indexed to our own stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in ASC 815, Derivatives and

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Hedging. In certain events outside of our control, the Public Warrant and Private Placement Warrant holders are entitled to receive cash while in certain scenarios the holders of the common stock are not entitled to receive cash or may receive less than 100% of any proceeds in cash, which precludes these instruments from being classified within equity pursuant to ASC 815-40.
The Public and Private Placement Warrants were initially recorded at fair value on the date of the Business Combination and are subsequently adjusted to fair value at each subsequent reporting date. Changes in the fair value of these instruments are recognized within change in fair value of Public and Private Placement Warrants in the consolidated statements of operations.
Fair Value of Financial Instruments—The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and establishes the disclosure requirements regarding fair value measurements. Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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
As of December 31, 2021, the fair value of cash, accounts receivable, accounts payable, accrued expenses and other payables approximated carrying value due to their short-term maturities.
As of December 31, 2021, our financial instruments measured at fair value consist of cash equivalents, available-for-sale debt investments and private placement warrants. See Note 6 - Fair Value for further discussion.

Change in Segments—During the third quarter of 2021, we hired a new Chief Executive Officer who became our Chief Operating Decision Maker (“CODM”). Our new CODM changed how we manage our business and allocate resources, which resulted in modifications to our organizational and segment structure. As a result, we reorganized from two segments (Romeo Power North America and Joint Venture Support) to a single operating segment for the consolidated business. Our operations are now comprised of a single reportable segment. As a result, the note on segment information is not presented in this Annual Report on Form 10-K.

The CODM evaluates and monitors performance primarily through consolidated sales and gross profit. Asset information is not regularly reported to the CODM for purposes of the allocation of resources or assessing segment performance.
All of our revenues (based on location of customer) and long-lived assets were within North America for the years ended years ended December 31, 2021 and 2020.

Recently Adopted Accounting Pronouncements

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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarifies the interaction between the

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
accounting for equity securities in ASC 321, the accounting for equity method investments in ASC 323, and the accounting for certain forward contracts and purchased options in ASC 815. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this standard on a prospective basis effective January 1, 2021. The adoption of the new guidance does not have a material impact on our financial position, operating results or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2021, FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. We plan to early adopt ASU 2021-08 on a prospective basis effective January 1, 2022 and we don’t expect the adoption of the new guidance to have a material impact on our financial position, operating results, or cash flows.

Other recently issued accounting updates are either not expected to have a material impact or are not relevant to our consolidated financial statements.

3.       REVENUES
Contract Liabilities—Contract liabilities in the accompanying consolidated balance sheets relate to payments received in advance of satisfying performance obligations under our contracts and are realized when the associated revenue is recognized under the contracts. During the years ended December 31, 2021 and 2020, changes in contract liabilities were as follows (in thousands):

	December 31, 2021	December 31, 2020
Beginning balance	$815	$289
Revenues recognized	(3,663)	(3,167)
Increase due to billings	3,232	3,693
Ending balance	$384	$815

Contract liabilities are earned as services and prototypes are transferred to the customer. The remaining contract liability balance as of December 31, 2021 is expected to be earned and recognized as revenue within the next twelve months.
As of December 31, 2021, we had executed certain contracts with customers to deliver specific battery packs, modules and battery management system and software services. These contracts contain minimum quantity purchase requirements that are non-cancellable (other than for a breach by Romeo), and we have enforceable rights to pursue payments due under these contracts under make-whole provisions, or through customary remedies for breach of contract if the minimum quantities are not ordered. The following table presents the non-cancellable minimum purchase commitments under such contracts as of December 31, 2021 (in thousands):

Contractual Minimum Purchase Commitments
Purchase contracts with make-whole provisions (1)	$306,022
Purchase contracts with provisions of customary remedies for breach of contract (2)	86,202
Total	$392,224

(1)     For the $306.0 million of unsatisfied performance obligations related to minimum quantity purchase commitments, if the customers do not follow through on their minimum purchase commitments, we would receive a maximum of $286.5 million under certain make-whole provisions included in these contracts.

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(2) For the remaining $86.2 million of unsatisfied performance obligations related to minimum quantity purchase commitments included in these contracts, if the customers do not follow through on their minimum purchase commitments, we would seek damages through customary remedies for breach of contract.

The following table presents the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021 (in thousands):

Revenues Expected To be Recognized
January 1, 2022 through December 31, 2022	$35,218
January 1, 2023 through December 2025	357,006
Total	$392,224

The realization and timing of the recognition of our backlog is dependent, among other things, on our ability to obtain and secure a sufficient supply of battery cells from our suppliers as well as our ability to meet the acceptance requirements in contracts, such as design and quality tests.

In addition, these amounts exclude any potential adjustments for variable consideration which could arise from provisions in our contracts where the price for a product or service can change based on future events. Based on practical expedient elections permitted by ASC 606, the Company does not disclose the value of unsatisfied performance obligations for variable consideration that is allocated entirely to a wholly unsatisfied performance obligation.

Disaggregation of Revenues—We earn revenue through the sale of products and services. Product and service lines are the disaggregation of revenues primarily used by management, as this disaggregation allows for the evaluation of market trends, and certain product lines and services vary in recurring versus non-recurring nature. We do not have any material sales outside of North America.
The following table disaggregates revenues by when control is transferred for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Point in time	$14,979	$5,832
Over time	1,825	3,142
Total	$16,804	$8,974

4.       INVENTORY, NET

As of December 31, 2021 and December 31, 2020, inventory, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$35,327	$4,064
Work-in-process	1,364	531
Finished goods	434	342
Total	$37,125	$4,937
We provide inventory write downs for slow-moving and obsolete inventory items when the net realizable value of inventory items is less than their carrying value. The Company then evaluates the carrying value of the remaining raw materials inventories based on the market resale value assumption using recent purchase information, supplier quotes or reputable third-

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
party sources for market price. Work in progress is valued at an estimate of cost, including attributable overheads, based on stage of completion.

During the years ended December 31, 2021 and 2020, we recorded $3.0 million and $3.1 million, inventory provision, respectively, in product cost of revenues.

5.      INVESTMENTS

Available-for-sale debt investments

The following table summarizes our available-for-sale debt investment holdings at December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$28,008	$—	$(37)	$27,971
Municipal securities	37,370	47	(194)	37,223
Corporate debt securities	21,706	—	(122)	21,584
Asset-backed securities	5,890	—	(9)	5,881
U.S. agency mortgage-backed securities	4,700	—	(50)	4,650
Commercial paper	—	—	—	—
Total (1)	$97,674	$47	$(412)	$97,309

(1) There were no unsettled sales of available-for-sale debt investments at December 31, 2021.

The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments for the year ended December 31, 2021 (in thousands):

Year Ended December 31, 2021
Gross realized gains	$62
Gross realized losses	(419)
Gross realized loss, net	$(357)

The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at December 31, 2021 (in thousands):

	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$27,971	$(37)	$—	$—	$27,971	$(37)
Municipal securities	30,823	(194)	—	—	30,823	(194)
Corporate debt securities	21,584	(122)	—	—	21,584	(122)
Asset-backed securities	5,598	(9)	—	—	5,598	(9)
U.S. agency mortgage-backed securities	4,650	(50)	—	—	4,650	(50)
Total	$90,626	$(412)	$—	$—	$90,626	$(412)

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table summarizes the maturities of our available-for-sale debt investments at December 31, 2021 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$45,257	$45,202
1 year through 5 years	47,717	47,457
Mortgage-backed securities with no single maturity	4,700	4,650
Total	$97,674	$97,309

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

6. FAIR VALUE

Fair Value of Financial Instruments — The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and establishes the disclosure requirements regarding fair value measurements. Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy consisting of Level 1 inputs, Level 2 inputs and Level 3 inputs, which is further discussed in the “Fair Value of Financial Instruments” section of Note 2 - Summary of Significant Accounting Policies.

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
The fair value of the Private Placement Warrants is established using both Level 1 and Level 2 inputs and determined using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of our Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Common Stock is considered a Level 1 input as our Common Stock is freely traded on the NYSE. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Private Placement Warrants, which is 4 years. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the warrant. Our volatility is derived from several publicly traded peer companies.

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
As of December 31, 2021 and December 31, 2020, assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$263	$263	$—	$—
Subtotal	263	263	—	—
Available-for-sale debt investments:
U.S. government securities	27,971	—	27,971	—
Municipal securities	37,223	—	37,223	—
Corporate debt securities	21,584	—	21,584	—
Asset-backed securities	5,881	—	5,881	—
U.S. agency mortgage-backed securities	4,650	—	4,650	—
Subtotal	97,309	—	97,309	—
Total	$97,572	$263	$97,309	$—

Financial Liabilities:
Private Placement Warrants	$1,526	$—	$1,526	$—
Total	$1,526	$—	$1,526	$—

	December 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
U.S. Treasury Bills	$16,000	$16,000	$—	$—
Total	$16,000	$16,000	$—	$—

Financial liabilities:
Public Warrants	$71,453	$71,453	$—	$—
Private Placement Warrants	67,013	—	67,013	—
Total	$138,466	$71,453	$67,013	$—

The key assumptions used to determine the fair value of the Private Placement Warrants as of December 31, 2021 and December 31, 2020 using the Black-Scholes model were as follows:

Fair Value Assumptions	December 31, 2021	December 31, 2020
Risk-free interest rate	1.11%	0.17%
Expected term (in years)	4	5
Expected volatility	53%	57%
Dividend yield	—	—
Fair value of common stock	$3.65	$22.49

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
7.       PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment for the years ended December 31, 2021 and 2020, consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Production and test equipment	$9,658	$6,291
Computer equipment	1,670	847
Software	3,345	2,141
Tooling	3,276	912
Furniture and fixtures	187	98
Leasehold improvements	2,033	1,076
Automobiles	22	22
Assets not yet in service	3,199	260
Total property, plant and equipment	23,390	11,647
Less accumulated depreciation and amortization	(8,232)	(6,163)
Total property, plant and equipment—net	$15,158	$5,484
Total depreciation and amortization expense for the years ended December 31, 2021 and 2020, was $2.7 million and $2.0 million, respectively.

8.    LEASES
We have operating and finance leases for our warehouse and certain equipment. Our leases have remaining terms from 1 year to 13 years, some of which include options to extend the leases for up to 5 years. Short term leases with a term of 12 months or less are not presented on the balance sheet and expense is recognized as incurred. Operating leases are reported as operating lease ROU assets, operating lease liabilities-current and operating lease liabilities-net of current portion on our consolidated balance sheets. Finance leases are reported as finance lease ROU assets, finance lease liabilities-current, and finance lease liabilities-net of current portion on our consolidated balance sheets.
The components of lease expense as of December 31, 2021 and 2020, were as follows (in thousands):

	2021	2020
Operating lease cost	$1,318	$912

Finance lease cost:
Amortization of right-of-use assets	367	283
Interest on lease liabilities	38	48
Total finance lease cost	$405	$331
Short-term and variable lease expenses incurred during the years of 2021 and 2020 were immaterial.
Supplemental cash flow information related to leases as of December 31, 2021 and 2020, were as follows (in thousands):

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$855	$899
Operating cash flows from finance leases	32	48
Financing cash flows from finance leases	429	283

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Supplemental consolidated balance sheet information related to leases as of December 31, 2021 and 2020, was as follows (in thousands):

	2021	2020
Operating leases:
Operating lease right-of-use assets	$23,115	$5,469

Operating lease liabilities, current	$416	$853
Operating lease liabilities, net of current portion	23,058	4,723
Total operating lease liabilities	$23,474	$5,576

Finance leases:
Finance lease right-of-use assets	$4,070	$269

Finance lease liabilities, current	$927	$282
Finance lease liabilities, net of current portion	2,595	17
Total finance lease liabilities	$3,522	$299

Lease Assets obtained in exchange for Lease Liabilities	2021	2020
Operating leases	$22,953	$—
Finance leases	$4,107	$—

Weighted Average Remaining Lease Term	2021	2020
Operating leases	12.9 years	11 years
Finance leases	2.6 years	1 year

Weighted Average Discount Rate	2021	2020
Operating leases	8.0%	12.0%
Finance leases	4.3%	11.2%
Maturities of lease liabilities were as follows (in thousands):

Year Ended December 31	Operating Leases	Finance Leases	Total
2022	$2,390	$1,057	$3,447
2023	2,604	1,377	3,981
2024	2,682	633	3,315
2025	2,763	716	3,479
2026	2,846	—	2,846
Thereafter	25,608	—	25,608
Total future minimum lease payments	38,893	3,783	42,676
Less imputed interest	(15,419)	(261)	(15,680)
Total	$23,474	$3,522	$26,996

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
9.       EQUITY METHOD INVESTMENTS

BorgWarner Romeo Power LLC
Legacy Romeo and BorgWarner formed BorgWarner Romeo Power LLC on June 28, 2019. Legacy Romeo and BorgWarner received a 40% interest and 60% interest in the Joint Venture, respectively. Subsequently, Legacy Romeo and BorgWarner agreed to contribute an additional $10.0 million in total to the Joint Venture which represented funding for 2021 capital needs. In January 2021, we invested $4.0 million in the Joint Venture, which represented our pro rata share of the agreed upon funding. During the years ended December 31, 2021 and 2020, we recorded our share of the net loss of the JV as “Loss in equity method investments” in our consolidated statements of operations and comprehensive income (loss). For information on our transactions with the JV, see Note 17 - Transactions with Related Parties. On October 25, 2021, BorgWarner elected to exercise a right under the Joint Venture Operating Agreement, dated May 6, 2019 (the “Operating Agreement”), to put its 60% ownership stake in the JV to the Company. See Note 20 - Subsequent Events for further information on our acquisition of the Borg Warner’s ownership share in the JV for a cash payment of $28.6 million, which was completed in February 2022.
Heritage Battery Recycling, LLC
Under the Battery Recycling Arrangement entered into in October 2020, HBR has agreed to design, build and operate a system for redeploying, recycling or disposing of lithium-ion batteries (the “System”) to be located at HES’s facility in Arizona. Immediately following the Business Combination on December 29, 2020, we contributed $35.0 million to HBR, a related party to an investor in Legacy Romeo and an investor of $25.0 million in the private placement of shares of Common Stock (the “PIPE Shares”) that were sold in connection with the Business Combination. While the arrangement is in effect, it establishes a strategic arrangement with HES for the collection of our battery packs for recycling, and it gives our customers priority at the recycling facility. We also have agreed to fund, in principal, up to $10.0 million for a pilot program that, if successful, could lead to the purchase of commercial vehicles containing Romeo batteries by HBR’s affiliate. The terms of the pilot program have not yet been finalized and reflected in an executed agreement.
As of December 31, 2021, HBR had not yet begun construction of the battery recycling facility or begun operation of the System. Therefore, during the year ended December 31, 2021, there were no profits or losses from our equity method investment to be recognized in our consolidated statement of operations and comprehensive income (loss).

On October 6, 2021, Heritage Battery Recycling announced it had combined with Retriev Technologies, and the combined company now operates under the Retriev Technologies brand (“Retriev”).

10.     ACCRUED EXPENSES

As of December 31, 2021 and December 31, 2020, accrued expenses consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued professional service fees	$2,225	$1,130
Accrued payroll expenses	1,896	617
Accrued construction in progress	658	—
Accrued inventory	1,422	—
Accrued warranty expenses	560	103
Other accrued expenses	1,395	994
Total accrued expenses	$8,156	$2,844

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
11. DEBT

As of December 31, 2021, we had no debt outstanding. As of December 31, 2020, our debt is comprised of the following (in thousands):

December 31, 2020
Paycheck Protection Program (“PPP”) issued June 2020, interest rate fixed at 1%. Principal and interest are due in installments starting 6 months after issuance through maturity in June 2022	$3,300
PPP loan issued June 2020, interest rate fixed at 1%. Principal and interest are due in installments starting 16 months after issuance through maturity in June 2025	42
Total debt	3,342
Less: debt, current portion	(2,260)
Debt, non-current portion	$1,082

PPP Loans

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As a result of COVID-19, we faced risks to raising necessary capital which could significantly disrupt our business. To help mitigate those risks and support our ongoing operations, in June 2020, we received proceeds totaling $3.34 million for two loans granted under the U.S. Small Business Administration’s (“SBA”) PPP. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses. The loans and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the forgiveness period. For the $3.30 million PPP loan, any unforgiven portion would be payable over two years, at an interest rate of 1%, with a deferral of payments for the first six months. For the $0.04 million PPP loan, any unforgiven portion would be payable over five years, at an interest rate of 1%, with a deferral of payments for the first 16 months.

Our use of the loan proceeds through the forgiveness period was in compliance with the conditions for forgiveness of the loan. Per the terms of the PPP loans, payments are deferred for borrowers who apply for loan forgiveness until the SBA makes a determination on the loan amount to be forgiven. We applied for forgiveness of the loans following the covered period of the loans. Our $3.34 million PPP loans were fully forgiven by SBA in 2021.

12.  PUBLIC AND PRIVATE PLACEMENT WARRANTS

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

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The Public and Private Placement warrants are recorded as liabilities in our consolidated balance sheets. As of December 31, 2021, we had 3,178,202 Private Warrants and no Public Warrants outstanding. As of December 31, 2020, we had 4,600,000 Private Warrants and 7,666,648 Public Warrants outstanding.

13.    EQUITY
We are authorized to issue two classes of capital stock, Common Stock and preferred stock. The total number of shares that we are authorized to issue is 260,000,000 of which, 250,000,000 shares shall be Common Stock and 10,000,000 shares shall be preferred stock.
Our board of directors is authorized to issue shares of preferred stock, with such designations, voting and other rights and preferences as they may determine. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Legacy Romeo Warrants
Prior to December 29, 2020, we issued certain of our convertible notes and term notes with detachable warrants for the purchase of shares of Legacy Romeo Class A common stock. We utilized a Black-Scholes option-pricing model to determine the fair value of each warrant, which was recorded as a debt discount and amortized over the term of the notes. In connection with the Business Combination, the warrants for shares of Legacy Romeo Class A common stock were exchanged for warrants for shares of Common Stock (the “Legacy Romeo Warrants”) and the exercise price per share was converted by the Exchange Ratio. We did not issue any convertible or term notes with detachable warrants during the years ended December 31, 2021 and 2020.
From 2015 through 2018, we issued warrants for the purchase of shares of Legacy Romeo Class A common stock in exchange for historical services provided. We utilized a Black-Scholes option-pricing model to determine the fair value of each warrant, which was recorded as compensation expense immediately, as the warrants were immediately exercisable. In connection with the Business Combination, the warrants for shares of Legacy Romeo Class A common stock were exchanged for the Legacy Romeo Warrants and the exercise price per share was converted by the Exchange Ratio. There was no expense for warrants related to services provided for the years ended December 31, 2021 and 2020.
As of December 31, 2021, total Legacy Romeo Warrants outstanding and exercisable were 2,111,543 shares, the fair value of which were fully amortized and included in additional paid-in capital.
The following table presents a consolidated summary of activity for all such Legacy Romeo Warrants (dollars in thousands, except weighted average exercise prices):

Legacy Romeo Warrant Activity and Other Data	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants detached from convertible notes, December 31, 2020	2,660,637	$4.41	8.9	$48,104
Warrants in exchange for historical services, December 31, 2020	531,317	$5.37	7.8	$9,096
Warrants outstanding, December 31, 2020	3,191,954	$4.57	8.7	$57,200
Exercised	(919,388)	$3.33
Forfeited	(161,023)	$3.88
Warrants outstanding, December 31, 2021	2,111,543	$4.71	6.8	$911
Warrants exercisable, December 31, 2021	2,111,543	$4.71	6.8	$911

14.  STOCK-BASED COMPENSATION

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
2016 Stock Plan
In October 2016, we adopted the 2016 Stock Plan (the “2016 Plan”), as amended in February 2017. The 2016 Plan allowed for the issuance of both incentive stock option and nonqualified stock options. On December 29, 2020, our stockholders approved the Romeo Power, Inc. 2020 Long-Term Incentive Plan (the “2020 Plan”). The remaining 800,704 shares available for issuance under the 2016 Plan were canceled and retired on December 29, 2020. The outstanding options issued under the 2016 Plan are continued to be vested through the original time vesting terms. As of December 31, 2020, there were 11,143,569 shares of such unvested options outstanding. Any canceled and forfeited options issued under the 2016 Plan after December 29, 2021 are added back to the 2020 Plan for future issuance.

2020 Stock Plan

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

The aggregate number of shares of our Common Stock that may be issued pursuant to stock awards under the 2020 Plan will not exceed the sum of (x) 15,000,000 shares, plus (y) 11,290,900, the number of shares subject to outstanding awards under the 2016 Plan on the date of the Business Combination.

As of December 31, 2020, no awards were granted and no shares of our Common Stock were issued under the 2020 Plan. During the year ended December 31, 2021, we issued RSUs and PSUs under the 2020 Plan, as described further in the section titled “Restricted Stock Unites and Performance-related Stock Units” below. As of December 31, 2021, there were 14,796,370 shares remaining available for issuance under the 2020 Stock Plan.

Time-based Option Awards
During the year ended December 31, 2021, we did not grant any stock options to employees and our employees exercised time-based stock options totaling 3,631,726 shares for total proceeds of $18.5 million.
Generally, our stock options vest over 3 years, with either one third of the options vesting at the one-year anniversary and 1/36 of the options vesting each month thereafter or 1/36 of the options vesting each month. All stock options expire after 10 years from the grant date. Vesting ceases when the employment or consulting relationship ends.
The fair value of the time-based stock options granted during the year ended December 31, 2020 was determined using the following assumptions:

	2020
Fair Value Assumptions:	Minimum		Maximum
Risk-free interest rate	0.0012	~	0.0092
Expected term (in years)	5.5	~	6.5
Expected volatility	60.0%	~	77.0%
Dividend yield	0%
Grant date fair value per share	$1.48	~	$8.63

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table summarizes our time-based stock option activity (dollars in thousands, except weighted average exercise prices):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding Options, December 31, 2019	5,091,005	$3.94	8.5	$—
Granted	1,880,369	5.06		—
Exercised	(185,474)	3.58		$3,131
Cancelled	(276,309)	2.53		—
Outstanding Options, December 31, 2020	6,509,591	$4.26	6.91	$118,657
Exercised	(2,704,931)	4.27		$15,706
Cancelled	(394,273)	5.38		—
Outstanding Options, December 31, 2021	3,410,387	$4.13	4.7	$2,496
Exercisable and vested, December 31, 2021	3,106,349	$4.19	4.4	$2,123

Performance and Market-based Option Award
In August 2020, we awarded 4,633,978 stock options to our then Chairman and CEO at an exercise price of $6.69 per share. All of the shares covered by such award are subject to time-based, performance and market condition vesting requirements. As of December 29, 2020, the date of the Business Combination, the performance condition was satisfied, and we began recognizing SBC expense based upon the grant date fair value of the award. We recognized the SBC expense over the requisite service period, which was from August 12, 2020 through June 27, 2021. We estimated the grant date fair value of the award to be $9.6 million, which was determined using a Monte Carlo simulation with the assistance of an independent third-party valuation firm. Out of the $9.6 million SBC expense, $4.1 million was recognized at December 29, 2020. Also see Note 1 – “Immaterial Correction of Previously Issued Consolidated Financial Statements” for further discussion regarding this stock option award.

According to the table of exercisable shares below and the average of the closing price per share of our Common Stock on each of the five trading days immediately following the vesting date of June 27, 2021, 926,795 shares of the performance and market-based option became exercisable when the six-month lockup period assigned to Legacy Romeo stockholders in connection with the Business Combination expired. The remaining 3,707,183 shares of performance option were cancelled on June 27, 2021 and added back to the 2020 Plan for future issuance. On July 6, 2021, all 926,795 shares of vested option were exercised for total proceeds of $6.2 million.

Average Closing Share Price:	Cumulative Number Of Shares
$6.6869 - $8.9452	926,795
$8.9453 - $11.9272	1,853,591
$11.9273 - $14.9092	3,243,781
$14.9093	4,633,978

Restricted Stock Units and Performance-related Stock Units
During the year ended December 31, 2021, we granted 2,281,068 RSUs and 2,303,005 PSUs to our employees and 133,492 RSUs to our directors. The RSUs granted to our employees are generally eligible to vest over three years from the commencement date, subject to continued employment on each vesting date. One third of these shares vest on the one-year anniversary of the vesting commencement date. The remaining shares vest equally over eight quarters thereafter. The RSUs granted to our directors on June 11, 2021 vested in full on July 1, 2021.

The PSUs vest after three years from the commencement date based on the achievement of certain predetermined performance and market goals and are payable in cash or shares of our Common Stock, at our election. The market-based goal

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
will be measured by reference to the highest 100-consecutive-trading-day average closing price for our Common Stock through December 31, 2023. The performance-based goal will be measured by the achievement of certain backlog targets and percentage reductions in bill-of-material costs per Kilowatt-Hour by December 31, 2021. The actual number of shares to be issued for the PSUs will be the higher of the market-based vesting percentage or the performance-based vesting percentage, subject to a market-based limitation, and can range from 0% to 200% of the target number of shares set at the time of grant. Stock-based compensation expense for the PSUs is recognized on a straight-line basis over the service period based upon the value determined using the Monte Carlo valuation method for the market goal plus an incremental value, if any, determined by expected achievement of the performance-based goals. The Monte Carlo valuation method incorporates stock price correlation and other variables over the time horizons matching the performance periods. Management had reviewed and assessed the achievement of the performance-based goals as of December 31, 2021.

The grant date fair value of the PSUs granted during 2021 derived from the Monte Carlo simulation, was based, in part, on the following assumptions:

	Assumption Range
Fair Value Assumptions:	Minimum		Maximum
Grant date stock price	$4.58	~	$9.23
Risk-free interest rate	0.24%	~	0.29%
Simulation term (in years)	2.4	~	2.6
Expected volatility	63.7%	~	64.4%
Dividend yield	0%
Grant date fair value per share	$2.60	~	$9.23
The following table summarizes our RSU and PSU activity (dollars in thousands, except weighted average fair values):

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	—	$—
Granted	4,717,565	$6.99
Vested	(510,952)	$9.23
Forfeited	(382,216)	$7.42
Outstanding at December 31, 2021	3,824,397	$6.64

The fair value of all RSUs and PSUs granted during 2021 was $33.0 million.

Award modification

On August 6, 2021 our Board of Directors announced that our former CEO would resign from the Company, effective August 16, 2021. In connection with the former CEO’s cessation of employment we agreed to modify the terms of 81,153 unvested stock options to allow the shares to continue vesting during the former CEO’s consulting period. In connection with the modification, we recorded a reduction of $0.3 million in SBC expense.

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Stock-based compensation expense

During 2021 and 2020, we recognized a total of $18.4 million and $7.7 million, respectively, of SBC expense related to the vesting of stock options, RSUs and PSUs.
The following table summarizes our SBC expense by line item in the consolidated statements of operations and comprehensive income (loss) the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Cost of revenues	$588	$203
Research and development	2,380	—
Selling, general, and administrative	15,395	7,488
Total	$18,363	$7,691
The following table summarizes our SBC expense by award type for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Options	$10,046	$7,691
RSUs	5,560	—
PSUs	2,757	—
Total	$18,363	$7,691

As of December 31, 2021, the unrecognized SBC expense and the weighted average period over which these SBC expense were expected to be recognized were summarized as follows (dollar in thousands):

	December 31, 2021	Weighted Average Recognition Period
Options	$906	1.01
Restricted awards (RSUs and PSUs)	21,805	2.11
Total	$22,711

15.  INCOME TAXES
The provision for income taxes was as follows for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Current:
Federal	$—	$—
State	7	2
Total current	7	2

Total deferred	—	—
Total provision for income taxes	$7	$2

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the reconciliation of the federal statutory rate to the effective tax rate as of December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
State statutory rate, net of federal tax benefit	(64.3)	31.5
Federal and state tax credits	(13.6)	15.8
Stock-based compensation	(3.6)	(1.6)
Valuation allowance adjustments	326.5	(176.2)
Purchase money debt reduction	0.0	(10.7)
Deductible transaction costs	0.0	29.1
Change in fair market value of warrants	(264.6)	94.2
Federal loan forgiveness exempt from tax	(7.0)	0.0
Loss on extinguishment on converted debt	—	0.0
Loss from joint venture	—	0.0
Limit on executive compensation deductions	4.8	0.0
Others	0.9	(3.1)
Effective tax rate	0.1%	—%
The following table presents the principal components of deferred tax assets and liabilities as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Deferred tax asset:
Accrued expense	$3,544	$955
Investment in joint venture	85	88
Operating lease liabilities	7,138	1,543
Intangible assets	1,766	0
Stock-based compensation	2,938	1,239
Tax credits	7,904	6,771
Net operating loss carryforwards	78,960	49,583
Total deferred tax asset	102,335	60,179
Deferred tax liability:
Property, plant and equipment	(552)	(386)
Operating lease right of use assets	(7,189)	(1,507)
Total deferred tax liability	(7,741)	(1,893)
Net deferred tax asset	94,594	58,286
Valuation allowance	(94,594)	(58,286)
Net deferred tax liability	$—	$—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax-basis amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all the deferred tax assets will be realized. The realization of deferred tax assets may be dependent on our ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax asset relates. As of December 31, 2021 and 2020, we recorded a valuation allowance of $94.6 million and $58.3 million, respectively, against the deferred tax asset balance as realization is

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
uncertain due to a history of operating losses, of which approximately $2.1 million is expected to be recorded as additional paid in capital upon reversal.
As of December 31, 2021 and 2020, we had federal net operating loss carryforwards of $295.2 million and $182.2 million and state net operating loss carryforwards of $400.5 million and $219.1 million, respectively. Approximately $44.8 million of the federal net operating losses may be carried forward for 20 years and begin to expire in 2034, the remaining $250.4 million do not expire and carried forward indefinitely. State net operating losses begin to expire in 2036.
Utilization of the net operation loss carryforward and research credit carryforward may be subject to an annual limitation due to the ownership percentage change limitations under Section 382, provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of some net operating losses before utilization.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is not currently under examination in any taxing jurisdiction and generally is no longer subject to examination for tax years prior to 2018. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Unrecognized tax benefits – January 1	$1,869	$—
(Decrease) Increase – prior year	(84)	1,603
Increase – current year	341	266
Settlements	—	—
Statute of limitations expiration	—	—
Unrecognized tax benefits – December 31	$2,126	$1,869
Included in the balance of unrecognized tax benefits as of December 31, 2021 and 2020, are $2,126 and $1,869, respectively, of tax benefits that, if recognized, would affect the effective tax rate, absent any corresponding changes to the valuation allowance. We recognize interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the years ended December 31, 2021 and 2020.

16.     NET INCOME (LOSS) PER SHARE

The basic and diluted net income (loss) per share is computed by dividing our net income or net loss by the weighted average shares outstanding during the period. The calculation of basic and diluted net income (loss) per share for the years ended December 31, 2021 and 2020 is presented below (in thousands, except share and per share data):

	Years Ended December 31,
	2021	2020
Net income (loss)	$10,031	$(11,741)

Weighted average common shares outstanding – basic	132,023,930	77,741,339
Dilutive effect of potentially issuable shares	3,317,032	—
Weighted average common shares outstanding – diluted	135,340,962	77,741,339

Basic net income (loss) per share	$0.08	$(0.15)
Diluted net income (loss) per share	$0.07	$(0.15)

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Potentially dilutive shares that were considered in the determination of diluted net income (loss) per share include stock options and warrants to purchase our Common Stock as well as RSUs and PSUs. Antidilutive shares excluded from the calculation of diluted net income (loss) per share were 7,495,417 and 26,602,189, respectively, for the years ended December 31, 2021 and 2020. As the inclusion of common stock share equivalents in the calculation of diluted loss per share would be anti-dilutive for the year ended December 31, 2020, the diluted net loss per share was the same as basic net loss per share.

17.    TRANSACTIONS WITH RELATED PARTIES

In the ordinary course of business, the Company enters into transactions with related parties to sell products and services. The following table presents the net revenues and cost of revenues associated with our related parties, which are included in our consolidated statement of operations and comprehensive income (loss) (in thousands):

	Years Ended December 31
	2021	2020
Related party revenues - product revenues	$547	$—
Related party revenues - service revenues	1,870	3,142
Total related party revenues	2,417	3,142

Costs associated with related party revenues - product revenues	449	—
Costs associated with related party revenues - service revenues	1,576	2,631
Total costs associated with related party revenues	2,025	2,631

Gross profit associated with related party revenues	$392	$511

Transactions with BorgWarner and the Joint Venture

In connection with Legacy Romeo’s investment in the Joint Venture formed on June 28, 2019 (Note 9), Legacy Romeo entered into a services agreement to provide various professional services to the Joint Venture. We have also sold certain products directly to a subsidiary of BorgWarner. Revenues earned for services rendered to the Joint Venture and products sold to BorgWarner were presented in the table above. Accounts receivable from BorgWarner was $0.5 million and zero at December 31, 2021 and 2020, respectively. The $0.5 million accounts receivable from BorgWarner was subsequently collected in 2022.

BorgWarner’s Election to Sell Its Ownership in the JV to The Company

On October 25, 2021, BorgWarner elected to exercise a right under the Joint Venture Operating Agreement, dated May 6, 2019 (the “Operating Agreement”), to put its 60% ownership stake in the JV to the Company. See Note 20 - Subsequent Events for further information on our acquisition of the Borg Warner’s ownership share in the JV for a cash payment of $28.6 million, which was completed in February 2022. We are evaluating the accounting treatment of the transaction.

Transactions with Heritage Environmental Services and its related parties
On October 2, 2020, we entered into the Battery Recycling Arrangement with HBR, an affiliate of HES, a related party to an investor in Legacy Romeo and an investor of $25.0 million in the PIPE Shares. Immediately following the Business Combination on December 29, 2020, we contributed $35.0 million to HBR. See Note 9 - Equity Method Investments for additional information relating to our contribution to HBR.

In connection with the Battery Recycling Arrangement, we also agreed to fund up to $10.0 million to purchase ten BEV trucks and the charging infrastructure for a one-year pilot program to determine the feasibility of transitioning HES’s or its affiliates’ fleet of trucks from diesel powered vehicles to BEVs. If such pilot program is successful, the parties would enter into an agreement for the procurement through us of at least 500 BEVs on terms acceptable to HBR, HES and us. The participants in the pilot program have been selected, and the parties have entered into agreements to support the pilot program. Development of batteries for the program is underway, and the pilot program is expected to start in 2022. During the year ended December 31, 2021, we recorded $1.1 million of selling, general and administrative expenses incurred for the pilot program.

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Transactions with Michael Patterson and related parties

On April 15, 2021, Michael Patterson ended his employment with Romeo, resigned from all positions he used to hold in the Company, the Board of Directors and the JV’s board of directors, and we entered into a consulting agreement with him for services provided through the end of 2021. On May 5, 2021, we signed a non-binding Memorandum of Understanding with Crane Carrier Company (“CCC”) to explore the terms of a potential commercial relationship in which we would supply batteries to CCC for its electric refuse trucks. CCC was recently acquired by Battle Motors, a company founded by Michael Patterson, and Mr. Patterson is the Chief Executive Officer of both CCC and Battle Motors. As of December 31, 2021, we had a receivable of $1.5 million from Mr. Patterson included in prepaid expenses and other current assets, which was subsequently collected in 2022.

18.     COMMITMENTS AND CONTINGENCIES

Litigation
We are subject to certain claims and legal matters that arise in the normal course of business. Management does not expect any such claims and legal actions to have a material adverse effect on our financial position, results of operations or liquidity, except the following:

Chelico Litigation

A police officer was injured in connection with an automobile accident resulting from an allegedly intoxicated Legacy Romeo employee driving following his departure from a 2017 company holiday party that occurred after hours and not on our premises. We terminated the employee’s employment shortly after the incident occurred. This matter resulted in a personal injury lawsuit (Chelico et al. v. Romeo Systems, Inc., et al., Case # 18STCV04589, Los Angeles County), for which we are a named defendant. In July 2020, we settled this matter in principle and agreed to pay a settlement of $6.0 million. Correspondence that we believe constituted a legally enforceable agreement was exchanged on July 22, 2020. Our business and umbrella insurance carriers agreed to cover the cost of damages owed. As a result, we accrued $6.0 million as a legal settlement payable with a corresponding insurance receivable for $6.0 million as of December 31, 2021 and December 31, 2020. Because the plaintiff had not proceeded to finalize the settlement transaction due to a dispute with the City of Los Angeles related to the allocation of the global settlement payment between the plaintiff and the LAPD (unrelated to Romeo), we filed a claim for breach of contract against the plaintiff in Romeo Systems et al. v. Chelico, Case # 21STCV20701. The cases have been deemed related and are now both pending before Hon. Mark Epstein. A trial date for the contract-related claims has been set for October 2022, and trial for the personal injury claims has been set for June 2023. Based upon information presently known to management, we are not currently able to estimate the outcome of this proceeding or a possible range of loss, if any, more than the $6.0 million settlement payable we agreed upon.

The $6.0 million of legal settlement payable and the related $6.0 million of insurance receivable were reported in the current liability section and current asset section of our balance sheet as of December 31, 2020 because the underlying legal settlement was expected to be concluded in 2021. In the consolidated balance sheet as of December 31, 2021, we have reclassified the $6.0 million of insurance receivable from current asset section to noncurrent asset section and the $6.0 million of legal settlement payable from current liability section to noncurrent liability section due to our updated view of reaching final conclusion of the underlying legal settlement.

Wage and Hour Litigation

In October 2020, a wage-and-hour class action was filed in Los Angeles Superior Court on behalf of all current and former non-exempt employees in California from October 2016 to present. The allegations include meal and rest period violations and various related claims. The parties mediated on October 7, 2021 and reached a settlement shortly thereafter. The parties are preparing to submit the settlement to the Court for approval. The proposed settlement amount is not material to the Company's consolidated financial statements.

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

The parties are currently engaged in the discovery phase of litigation, and we intend to defend ourselves vigorously against plaintiff’s claims. The outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties. Given the early stage of the litigation and based upon information presently known to management, we are not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.

Nichols and Toner Complaints
On April 16, 2021, plaintiff Travis Nichols filed a class action complaint (the “Nichols Complaint”) against Romeo, in the U.S. District Court for the Southern District of New York. The Nichols Complaint alleges that defendants made false and misleading statements regarding the supply of battery cells, which are components of Romeo’s products, and the Company’s ability to meet customer demand and achieve its revenue forecast for 2021. On May 6, 2021, plaintiff Victor J. Toner filed a second class action complaint (the “Toner Complaint”) against Romeo, in the U.S. District Court for the Southern District of New York. The allegations in the Toner Complaint are substantially similar to the allegations in the Nichols Complaint. The relief sought by both plaintiffs includes money damages, reimbursement of expenses, and equitable relief. On July 15, 2021, the Court consolidated the two pending cases and appointed a lead plaintiff. The lead plaintiff filed his consolidated amended complaint on September 15, 2021. We intend to defend ourselves vigorously against these claims, and on November 5, 2021 we filed a motion to dismiss all claims. Briefing on the motion to dismiss is now complete and all other proceedings in the case are stayed pending resolution of our motion to dismiss. This litigation is at preliminary stages and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties. Based upon information presently known to management, we are not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.

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

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
To facilitate Supplier’s supply of cells, we paid Supplier a deposit of $1.5 million, which was unused and outstanding at December 31, 2021 and will be applied as an advance for cells purchased in 2022 (the “Deposit”). In addition, we paid a prepayment of $64.7 million (the “Prepayment”), which will be applied as an advance for the cells to be purchased from July 1, 2023 through June 30, 2028.

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

New Corporate Headquarter Lease

Effective as of October 1, 2021, the Company entered into a Single-Tenant Commercial Lease (the “Lease”), with Warland Investments Company (the “Landlord”) relating to approximately 215,000 square feet of office, assembly, storage, warehouse and distribution space located at 5560 Katella Avenue, Cypress, California 90630 (the “Premises”). The Company intends to use the Premises for its corporate headquarters. On October 29, 2021, the Landlord tendered possession of the Premises to us. The monthly lease payments commenced on January 21, 2022.

Under the terms of the Lease, the Company paid the Landlord an initial base monthly rent of $210,700, or $0.98 per square foot. The monthly base rent will increase annually by approximately three percent of the then-current base rent. The Company is also responsible for its proportional share of operating expenses, real estate tax expenses, insurance charges and maintenance costs, each as defined in the Lease, associated with the ownership, operation, maintenance, and repair of the Premises, subject to certain exclusions provided in the Lease. The term of the Lease is 97 calendar months. The Company may, at its option, extend the term of the Lease for five (5) additional years on the same terms and conditions, except that the base monthly rent shall be adjusted to the “fair rental value” of the Premises.

The Lease contains customary default provisions allowing the Landlord to terminate the Lease if the Company fails to remedy a breach of any of its obligations under the Lease within specified time periods, or upon bankruptcy or insolvency of the Company. The Lease also contains other customary provisions for real property leases of this type.

Unconditional Contractual Obligations
An unconditional contractual obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding (non-cancelable, or cancelable only in certain circumstances). As of December 31, 2021, we met all of the Company’s minimum 2021 annual purchase commitments. We estimate our total unconditional contractual commitments, including inventory purchases, lease minimum payments and other contractual commitments, are $41.7 million for the year ended December 31, 2022, $87.2 million for the year ended December 31, 2023, $197.1 million for the year ended December 31, 2024, $195.6 million for the year ended December 31, 2025, $193.2 million for the year ended December 31, 2026 and $307.6 million thereafter. However, the amount of our purchase commitments subsequent to December 31, 2021 is not fully fixed and is subject to change based on changes in certain raw materials indexes as well the quantities of purchases we actually make. Amounts exclude a $6.0 million legal settlement payable related to an employee liability matter. Our business and umbrella insurance carriers have agreed to cover the cost of damages owed, and we have recorded a $6.0 million insurance receivable to reflect that commitment.

BorgWarner’s Election to Sell Its Ownership in the JV to The Company

On October 25, 2021, BorgWarner elected to exercise a right under the Joint Venture Operating Agreement, dated May 6, 2019 (the “Operating Agreement”), to put its 60% ownership stake in the JV to the Company.

Pursuant to the terms of the Operating Agreement, upon exercise of a party’s put right, the Company and BorgWarner were required to select a nationally recognized valuation firm to determine the market value of the JV as of the date the put is exercised using comparable company, discounted cash flow and other standard valuation methodologies used in such valuations (the “Joint Venture Valuation”). We were required to pay BorgWarner 95% of the market value of its stake based upon the Joint Venture Valuation. The parties were obligated to consummate Romeo’s purchase of BorgWarner’s ownership stake in the

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Joint Venture within 30 days of the Joint Venture Valuation being determined. Upon acquiring the additional 60% of the BorgWarner JV, Romeo owned 100% interest of the Joint Venture. Romeo subsequently dissolved the JV, effective February 11, 2022, and distributed all of the JV’s assets, including its rights under Romeo’s intellectual property, to Romeo. See Note 20 - Subsequent Events for further information on our acquisition of BorgWarner’s ownership share in the JV for a cash payment of $28.6 million, which was completed in February 2022.

19. CONCENTRATION OF RISK

Customer Concentration and Accounts Receivable

We had certain customers whose revenue individually represented 10% or more of our total revenue, or whose accounts receivable balances individually represented 10% or more of our total accounts receivable, which are presented below.
Revenues from each major customer (including engineering services revenue from the JV) as % of total revenue are summarized in the following table for the years ended December 31, 2021 and 2020:

	Year Ended December 31
	2021	2020
Major Customer 1	62%	28%
Major Customer 2	11%	27%
Joint Venture	12%	35%
Total Major Customers	85%	90%
Accounts receivable from each major customer (including the JV) as % of total accounts receivable as of December 31, 2021 and 2020 are summarized in the following table:

	December 31, 2021	December 31, 2020
Major Customer 1	48%	13%
Major Customer 2	16%	13%
Joint Venture	1%	44%
Total Major Customers	65%	70%

Supplier Concentration

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our battery modules and packs, such as battery cells, electrical components, electromechanical components, mechanical components and enclosure materials. Some of the components used in our battery modules and packs are purchased by us from single sources. While we believe that we may be able to establish alternative supply relationships and can obtain or engineer replacement components for our single-sourced components, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, financial condition, operating results, and future prospects. Furthermore, in certain cases, the establishment of an alternative supply relationship could require us to visit a new supplier’s facilities in order to qualify the supplier and perform supplier quality audits, and, over the past twelve months, our ability to travel and qualify new suppliers has been directly impacted by COVID-19. During the year ended December 31, 2021, six third-party suppliers of key single-sourced components and materials used in our battery modules and packs represented 18% of our total purchases during the period.

ROMEO POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
We are dependent on the continued supply of battery cells for our products, and we will require substantially more cells to grow our business according to our plans. Currently, the overall supply of battery cells that we utilize in our manufacturing process has been constrained by high market demand when compared to available supply. We currently purchase our cylindrical battery cells from two Tier 1 cylindrical battery cell suppliers, whose cells are qualified for use in EV applications. To date, we have only fully qualified a very limited number of additional suppliers and have limited flexibility in changing battery cell suppliers, though we are actively engaged in activities to qualify additional battery cell suppliers for use in EV applications. During the year ended December 31, 2021, 56% of our total purchases for components of our products were for battery cells, of which 91% of the battery cell purchases were concentrated with two Tier 1 suppliers. We may purchase our battery cells either directly from the cell supplier or through a distributor.

Effective August 10, 2021, we entered into a Supply Agreement for the purchase of lithium-ion battery cells with a Tier 1 battery cell and materials manufacturer. As a result of the Supply Agreement, our concentration of battery cell purchases will shift more predominantly to a single supplier. See Note 18 – Commitments and Contingencies for additional information about the Supply Agreement.

20. SUBSEQUENT EVENTS

Acquisition of BorgWarner’s ownership in the JV

In May 2019, Legacy Romeo and BorgWarner formed the JV. On October 25, 2021, BorgWarner exercised its rights under the JV Agreement to put its ownership interest in the JV to Romeo. Following agreed upon steps related to the put process, Romeo acquired BorgWarner’s 60% ownership interest in the JV pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) on February 4, 2022 for a purchase price of $28.6 million. Upon acquiring the additional 60% of the JV, Romeo owned 100% interest of the Joint Venture. Romeo subsequently dissolved the JV, effective February 11, 2022, and distributed all of the JV’s assets, including its rights under Romeo’s intellectual property, to Romeo. As a result, Romeo has recaptured all of the rights under its intellectual property that it had previously been licensed to the JV under the IP License. Consequently, we now have the right to exploit all of our intellectual property in all fields of use and all geographic markets. Further, by dissolving the JV and terminating the IP License, we also assumed full, unilateral control of our R&D budget and related activities.

Prior to the Purchase Agreement closing date, Romeo accounted for its investment in BorgWarner under the equity method and was not required to consolidate the JV. Romeo accounted for the Purchase Agreement as an asset acquisition, as it was determined that the transaction did not meet the definition of a business under the framework of the authoritative accounting guidance for business combinations. The total consideration transferred will be allocated to the non-monetary assets acquired and liabilities assumed based on their relative fair value. Romeo is currently in the process of evaluating the accounting treatment of the primary assets acquired.

Standby Equity Purchase Agreement

On February 15, 2022, Romeo entered into an agreement referred to as a Standby Equity Purchase Agreement with an affiliate of Yorkville Advisors. See Note 1, under Basis of Presentation for further discussion.

Three Year Extension with an Existing Customer and Leader in Commercial Vehicles

Romeo entered into a three-year extension of an existing supply agreement with one of Romeo’s long- standing customers, effective January 2022. The minimum value of the extended agreement is $17.0 million in total, which increased the total backlog to this customer by approximately $13.0 million over the value existing prior to the extension, with additional upside possible over the same time period.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will be detected.

Remediation of Previously Reported Material Weaknesses

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

Throughout the year ended December 31, 2021, the Company undertook remediation measures related to the previously disclosed material weaknesses in internal control over financial reporting. We completed the execution of the following remediation measures in the quarter ended December 31, 2021, including testing of the design and concluding on the operating effectiveness of the related controls:

•We assessed our accounting resource requirements and as a result, recruited and hired additional experienced accounting personnel, in addition to utilizing a third-party accounting advisory firm, to segregate key functions within our business and financial reporting processes and establish sufficient technical accounting resources;

•We designed, implemented and formalized review controls over the review and approval of journal entries, account reconciliations, certain accounting analyses, and the financial statement presentation and disclosure review process, including more comprehensive documentation and formalization of the existence and operating effectiveness of internal controls;

•We designed and implemented information technology general controls and business process application controls in our financial system to support our information processing objectives; and

•We enhanced our financial system security role definition and implemented workflow controls, to improve the reliability of our financial systems processes and related reporting.

Based on these procedures, we believe that the previously disclosed material weaknesses have been remediated. However, completion of remediation procedures for these material weaknesses does not provide assurance that our modified controls will continue to operate properly and as a result, that our financial statements will be free from material error.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

Other than described above in this Item 9A, there were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Romeo Power, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Romeo Power, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding going concern.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 1, 2022
Item 9B. Other Information
As disclosed in the section titled Immaterial Correction of Previously Issued Consolidated Financial Statements under Note 1 - Description of Business and Basis of Presentation of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K, during the quarter ended September 30, 2021, we identified a misstatement in our accounting for stock-based compensation expense. We have determined, based on consideration of quantitative and qualitative factors, that the error had an immaterial impact on our previously issued consolidated financial statements. The following tables provide the impact of the correction on our previously issued consolidated financial statements.

Immaterial Correction of 2021 First Quarter Form 10-Q:

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors and Executive Officers, and Corporate Governance
Information About Our Directors

Name	Age	Position and Committees
Susan Brennan	59	President, Chief Executive Officer and Director(4)
Lauren Webb	40	Chief Strategy and Commercial Officer and Director(4)
Robert S. Mancini	64	Chairman of the Board(4)
Donald S. Gottwald	55	Director(1)(2)(3)
Laurene Horiszny	66	Director(4)
Philip Kassin	64	Director(1)(4)
Timothy E. Stuart	54	Director(2)(3)
Paul S. Williams	62	Director(1)(2)(3)

(1)Member of the Audit Committee
(2)Member of the Nominating and Corporate Governance Committee
(3)Member of the Compensation Committee
(4)Member of the Finance and Investment Committee
Susan Brennan

Ms. Brennan has served as our President and Chief Executive Officer since August 2021 and has served as a member of our Board of Directors since December 2020. Ms. Brennan has 30 years of experience as a global leader in the automotive and energy industries, with roles in Fortune 100 companies, Nissan North America (“Nissan”) and Ford Motor Company (NYSE: F) (“Ford”). Since November 2013, Ms. Brennan has served as Chief Operations Officer of Bloom Energy (NYSE: BE), and acted as one of the key leaders in its scale growth and initial public offering. Since January 2015, Ms. Brennan has also served as a Non-Executive Board Director for Senior PLC, a FTSE 350 corporation with a global footprint in the aerospace and automotive industries. Prior to her current roles, from November 2013 through October 2018, Ms. Brennan was Vice President of Manufacturing and the highest-ranking woman in operations at Nissan where she ran the highest output automotive manufacturing plant in world, with 10,000 employees that produced more than $10 billion worth of vehicles. She also managed the powertrain plant that produced EV components and more than one million engines per year for North America, Asia, and Europe. Prior to Nissan, Ms. Brennan spent 13 years, from March 1995 through September 2008, holding multiples roles at Ford including Director of Global Manufacturing Business Office and Director of Manufacturing Operations. Since January 2009, Ms. Brennan has served as Founder and Board Member of Southern Automotive Women’s Forum a 501(c)(3) organization that supports Women in STEM (science, technology, engineering and math) and has changed the face of the automotive industry in the Southeast. She also served as a national advisory board member for the National Center for Engineering Pathways to Innovation (Epicenter) at Stanford University from 2014 to 2015, which empowers undergraduates in engineering to bring their ideas to life. Ms. Brennan received her M.B.A. in Economics from the University of Nebraska at Omaha, B.S. in Microbiology from the University of Illinois at Urbana-Champaign, and is an alumna of the Prince of Wales Business and Environment Program.
Lauren Webb
Ms. Webb has served as our Chief Strategy and Commercial Officer since June 2021 and has served as a member of our Board of Directors since December 2020 and as a member of the board of directors of BorgWarner Romeo Power LLC since April 2021. Ms. Webb previously served as our Chief Financial Officer from January 2017 (at Legacy Romeo) until June 2021, and previously served as a financial consultant to Legacy Romeo from January 2016 to January 2017. Ms. Webb has over 14 years’ experience in finance and operations for early-stage companies. Prior to Legacy Romeo, from January 2009 to July 2015, she was a founder and Vice President of Apollo Services, LLC, a business services company specializing in operations for legal and audit firms. Ms. Webb was the Controller of InAuth, Inc. from February 2011 to May 2015, where she led the company through multiple rounds of financing leading up to a successful exit via acquisition by American Express. Ms. Webb started her career at the U.S. Department of Justice and spent ten years from May 2006 to December 2016 with the Ashcroft Group, a venture investment and consulting firm based in Washington D.C. Ms. Webb holds a B.A. from Texas A&M University.
Robert S. Mancini
Mr. Mancini has served as the chairman of our Board of Directors since December 2020 and as a member of our Board of Directors since inception. From inception until December 2020, Mr. Mancini served as our Chief Executive Officer. He has also served as the Chief Executive Officer and a director of RMG Acquisition Corporation II (“RMG II”) since its inception in July 2020, as the Chief Executive Officer and a director of RMG Acquisition Corp. III (“RMG III”) since its inception in December 2020, as the Chief Executive Officer of RMG Acquisition Corp. IV (“RMG IV”), RMG Acquisition Corp. V (“RMG V”), RMG Acquisition Corp. VI (“RMG VI”), and RMG Acquisition Corp. VII (“RMG VII”), and as a director of RMG V since each company’s inception in February 2021. From June 2018 to December 2018, Mr. Mancini served as a Senior Advisor to Carlyle Power Partners and was a Partner and a Managing Director with The Carlyle Group and head or co-head of Carlyle’s power investment business from December 2012 until June 2018. Prior to joining Carlyle, from June 1993 to December 2012, Mr. Mancini was an employee of Goldman Sachs & Co. (“Goldman Sachs”), and from November 1999 through December 2012 was a Managing Director at Goldman Sachs. From December 2003 to December 2012, Mr. Mancini led or co-led Goldman Sachs’ on-balance sheet power asset investment business. During that period Goldman Sachs conducted most of its power asset investment business through its wholly owned subsidiary, Cogentrix Energy LLC, where Mr. Mancini served in various capacities, including as the President, co-President and Chief Executive Officer and serving as a member of the board of directors. Prior to 2003, Mr. Mancini was a member of the legal department of Goldman Sachs, where he eventually became the Deputy General Counsel of the Securities Division. During his tenure at Goldman Sachs, Mr. Mancini sat on several committees including the firm-wide Risk Committee, Operational Risk Committee, and Divisional Risk Committee, as well as several portfolio company boards. Prior to joining Goldman Sachs, Mr. Mancini spent nine years in private practice as a lawyer with Debevoise & Plimpton LLP, where he established the firm’s derivatives practice. Mr. Mancini received his J.D. from New York University School of Law in 1984, where he was a member of Law Review, and received his B.A. degree from Binghamton University in 1980.
Donald Gottwald
Mr. Gottwald has served as a member of our Board of Directors since December 2020. Mr. Gottwald has more than 30 years of experience as an executive and operator in the automotive and financial industries. From 2009 to 2020, Mr. Gottwald served in various positions with KAR Auction Services, Inc. (NYSE: KAR) (“KAR”), a NYSE-listed company facilitating automotive marketplaces, including as President of Digital, Data, and Mobility Solutions from 2019 to 2020, Chief Strategy Officer from 2017 to 2020, Chief Operating Officer from 2014 to 2019, and Chief Executive Officer and President of Automotive Finance Corporation, a subsidiary of KAR, from 2009 to 2014. Prior to KAR, Mr. Gottwald served as an Executive Vice President in the consumer finance division of HSBC Holdings plc (NYSE: HSBC) from 2005 to 2008 and served in various roles, including as Executive Vice President and Managing Director, for Nuvell Financial Services Corp., a subsidiary of GMAC Financial Services (now Ally Financial) serving the OEM and retail automotive industry. Mr. Gottwald’s non-profit engagement includes his current service on the Northwood University Automotive Management Curriculum Advisory Board. Mr. Gottwald received his M.B.A. from Duke University, Fuqua School of Business, where he graduated as a Fuqua Scholar and a General Motors Fellow, and received his B.B.A. in Management, summa cum laude, from Northwood University.
Laurene Horiszny
Ms. Horiszny has served as a member of our Board of Directors since August 2021. Ms. Horiszny, an independent consultant, has more than 30 years of experience in the automotive industry and has worked as a public company advisor for more than 20 years providing strategic business, legal, and corporate governance advice to management and the board of directors. Ms. Horiszny held various positions with BorgWarner Inc. (NYSE: BWA), an automotive components and systems supplier from 1986 until her retirement in April 2021, including Vice President, Chief Compliance and Privacy Officer, General Counsel and Secretary, Assistant General Counsel, Senior Attorney, and Attorney. Prior to BorgWarner, Ms. Horiszny served as Corporate Counsel at EX-CELL-O Corporation, managing product liability and commercial litigation and advising on environmental matters. She also served as a Litigation Attorney and a Contracts Attorney for Consumers Power Company, (now CMS Energy Corporation) a public utility. Ms. Horiszny has also held non-profit and professional organization roles with the BorgWarner Foundation, Society for Corporate Governance, and International Women’s Forum-Michigan. Ms. Horiszny

holds a Juris Doctor degree from The Ohio State University College of Law and a bachelor’s degree in Marketing from Michigan State University.
Philip Kassin
Mr. Kassin has served as a member of our Board of Directors since inception and previously served as our President and Chief Operating Officer from inception until December 2020. He has also served as the President, Chief Operating Officer and a director of RMG II since its inception in July 2020, as the President, Chief Operating Officer and a director of RMG III since its inception in December 2020, and as the President and Chief Operating Officer of RMG IV, RMG V, RMG VI and RMG VII since each company’s inception in February 2021. From August 2016 to October 2016, Mr. Kassin was a Managing Director and Head of M&A and Financing at M-III Partners and has over 35 years of experience as both an advisor and investor in public and private equity. At M-III Partners, he completed a $345 million SPAC transaction for M-III Acquisition Corp., successfully acquiring Infrastructure and Energy Alternatives (NASDAQ: IEA) from Oaktree Capital Management, and serving on its board from March 2018 to September 2018. Prior to joining M-III Partners, Mr. Kassin was a Senior Managing Director at Evercore Inc. (“Evercore”) from July 2010 to April 2016, specializing in chemicals and energy. Prior to Evercore, from September 2005 to July 2010, Mr. Kassin was the Head of M&A and Financing for Access Industries, a privately held industrial group which focused on natural resources and chemicals, media and telecommunications, technology and e-commerce and real estate. Mr. Kassin also served as a Supervisory Board Member of Basell Polyolefins from 2005 to 2007 and as a Supervisory Board Member of LyondellBasell Industries from 2007 to 2010, where he also served as Chairman of the Finance and Investment Committee and Chairman of the Audit Committee. Earlier in his career, Mr. Kassin held senior investment banking roles at Morgan Stanley, Goldman Sachs, Merrill Lynch and AIG. He was also a Partner at PwC where he was responsible for its energy M&A consulting practice. Mr. Kassin started his career as a utilities analyst at Standard & Poor’s. Mr. Kassin earned an M.P.A. from the Maxwell School at Syracuse University and a B.A., in Policy Studies from Syracuse University. He also has FINRA Series 24, 63 and 79 Qualifications.
Timothy E. Stuart
Mr. Stuart has served as a member of our Board of Directors since December 2020. Since May 2019, Mr. Stuart has served as Executive Vice President, Chief Operating Officer to Republic Services, Inc. (NYSE: RSG) (“Republic”). He is responsible for operationalizing Republic’s strategy and executing its business plan across field operations. Prior to his current role, Mr. Stuart served as Executive Vice President, Operations to Republic from January 2016 to May 2019, where he was responsible for maximizing field performance, executing the operating plan, and achieving financial and operational results across Republic. Mr. Stuart previously served as Republic’s East Region President from September 2013 to January 2016. He joined Republic in April 2006 as Director of Operations and has held a variety of roles with the company, including Area President, Vice President of Customer Experience, and Region Vice President. Mr. Stuart has over 25 years of experience in the waste industry. Mr. Stuart serves on the University of Alabama’s business school board of visitors. Mr. Stuart has a B.S. in Business Administration from the University of Alabama and an M.B.A. from Florida Gulf Coast University.
Paul S. Williams
Mr. Williams has served as a member of our Board of Directors since December 2020. Prior to his retirement in January 2019, Mr. Williams served as a Partner and Managing Director of Major, Lindsey & Africa, LLC, an executive recruiting firm, where he conducted searches for board members, CEOs and senior legal executives from 2005 to 2019. He also served as Director of Global Diversity Search, assisting legal organizations in enhancing their diversity. From 2001 to 2005, Mr. Williams served as Executive Vice President, Chief Legal Officer & Corporate Secretary of Cardinal Health, Inc. Since 2009, Mr. Williams has served as a member of the board of directors of Compass Minerals International, Inc. (NYSE: CMP). Since early 2020, Mr. Williams has served on the board of directors of a large cluster of funds in the American Funds mutual fund family (part of the privately-held Capital Group, which is a registered investment company). Since January 2021, Mr. Williams has served as a member of the board of directors of Air Transport Services Group. Inc. (NASDAQ: ATSG) and as a member of the board of trustees of Public Storage (NYSE: PSA). From 2003 to 2015, Mr. Williams served on the board of directors of State Auto Financial Corporation (NASDAQ: STFC). From 2007 to 2017, Mr. Williams served as a member of the board of directors of Bob Evans Farms, Inc. From 2014 to 2019, Mr. Williams served on the board of directors of Essendant, Inc. (f/k/a United Stationers Inc.). Mr. Williams is a member of the Economic Club of Chicago and has served as president of the Chicago chapter of the National Association of Corporate Directors since 2017. Mr. Williams received an undergraduate degree, cum laude, from Harvard and a J.D. from Yale Law School.

Information About Our Executive Officers

Name	Age	Position
Susan Brennan	59	President, Chief Executive Officer and Director
Lauren Webb	40	Chief Strategy and Commercial Officer and Director
Abdul Kader (“AK”) El Srouji, Ph.D.	35	Chief Technology Officer
Kerry A. Shiba	67	Chief Financial Officer and Treasurer
Anne Devine	48	Chief Operating Officer
Rose Rogers	60	Chief People Officer
Matthew Sant	50	General Counsel and Corporate Secretary

Additional information about each of our executive officers (except for Susan Brennan and Lauren Webb, whose biographical information is provided in the section above entitled “Our Board of Directors”).
AK Srouji, Ph.D.
Dr. Srouji has served as our Chief Technology Officer since December 2020 and directs all technical and technological developments, including IP strategy, roadmaps, and future products, internally and in collaboration with strategic partners. Since 2017, Dr. Srouji has held various roles at Legacy Romeo: from April 2017 to April 2018, he served as Principal Battery Scientist; from May 2018 to May 2019, he served as Senior Director of Research and Development; and since June 2019 he has served as Chief Technology Officer. Prior to joining Legacy Romeo, Dr. Srouji held roles at Robert Bosch LLC where from August 2013 to June 2015 he served as Postdoctoral Research Engineer, and from June 2015 to April 2017, he served as Research Engineer developing advanced physico-chemical battery models at Robert Bosch LLC’s Research & Technology Center in Silicon Valley. Throughout his energy storage technology career, he has successfully brought to market multiple programs funded by the U.S. Department of Energy. Dr. Srouji holds an M.S. degree in Mechanical Engineering, and a Ph.D. in Energy & Mineral Engineering with a focus on electrochemistry from The Pennsylvania State University.
Kerry A. Shiba
Mr. Shiba has served as our Chief Financial Officer and Treasurer since July 2021. Prior to joining the Company, Mr. Shiba served as Executive Vice President and Chief Financial Officer of Wesco Aircraft Holdings, Inc. (NYSE: WAIR) (“Wesco”), a distributor and service provider of aircraft hardware and chemicals, from 2017 to 2021. Before joining Wesco, Mr. Shiba served as Executive Vice President, Chief Financial Officer and Secretary of Superior Industries International, Inc. (NYSE: SUP) (“Superior”), a global manufacturer of aluminum wheels for the automotive industry, from 2010 to 2017. Before joining Superior, Mr. Shiba served as Senior Vice President, Chief Financial and Restructuring Officer and President of the Original Equipment Business Unit at Remy International, Inc., a leading manufacturer of rotating electrical components for the automotive industry, from 2006 to 2008. Prior to that, he served in roles of increasing responsibility within the finance and accounting organization at Kaiser Aluminum Corporation (“Kaiser Aluminum”), a leading producer of fabricated aluminum products for aerospace, general engineering, automotive and custom industrial applications, from 1998 to 2006. Mr. Shiba’s tenure at Kaiser Aluminum included service as Vice President and Controller, Fabricated Products Group from 1998 to 2002; Vice President and Treasurer from 2002 to 2004; and Vice President and Chief Financial Officer from 2004 to 2006. Prior to joining Kaiser Aluminum, he served in various roles within the finance and accounting organization at The BF Goodrich Company (“Goodrich”) from 1981 to 1998, concluding his career at Goodrich as the Vice President and Controller of Specialty Chemicals. Mr. Shiba began his career at Ernst & Ernst, now Ernst & Young, L.L.P., where he served on the audit staff, and later as a consultant, from 1978 to 1981. Mr. Shiba holds a B.A. in Accounting and Political Science from Baldwin Wallace College.
Anne Devine
Ms. Devine has served as our Chief Operating Officer since January 2022. Prior to joining the Company, Ms. Devine held various roles at UGN, Inc., an auto parts manufacturer, from March 2013 to January 2022, including Director of Program Management, Supplier Development Manager and, most recently, Plant Manager. At UGN, Inc., Ms. Devine was responsible for managing all aspects of Tier 1 Interior Acoustic Plant Operations, managed a 250,000 square foot facility with 300 non-

union hourly/salaried team members, and oversaw the production of over 100 product lines. Prior to that, Ms. Devine was a Supplier Development Manager for Navistar from June 2021 to March 2013. Ms. Devine also held various positions, most recently Purchasing Manager, during her tenure at Ford Motor Company which began in June 2007 and ended in March 2012, she worked as an industrial engineer for DaimlerChrysler from September 1999 to October 2000 and previously held engineering and project manager roles at Thomas & Betts and Delphi Chassis Systems. Ms. Devine has 25 years of diverse experience in operational and manufacturing management, bringing unique automotive industry experience to the Company. Ms. Devine holds a Master of Science degree in Engineering Management from the University of Michigan and a Bachelor of Science degree in Industrial Engineering from GMI Engineering & Management Institute (Kettering University).

Rose Rogers

Ms. Rogers has served as our Chief People Officer since January 2022. Prior to joining the company, Ms. Rogers was the Vice President Chief Human Resources Officer at Ducommun Incorporated (NASDAQ: DCO), a manufacturing company that designs, engineers and builds complex electronic systems, large contoured Aerostructures and high reliability engineered products and aftermarket services for global aerospace, defense, military and space market. She joined Ducommun in 2006 as Vice President of Human Resources and Shared Services for the Ducommun AeroStructures business unit and was named to Vice President Human Resources and Organizational Development in 2008. She was promoted to Chief Human Resources Officer in March 2015. Ms. Rogers brings over 30 years of diverse human resources experience to the senior leadership team, with proven expertise in steering organizations through both periods of accelerated growth as well as business transformations, global manufacturing, union and non-unionized operations, and aligning a company’s human resources strategy with its business strategy in industries such as aerospace, pre-press and printing, general industrial, marine, technology and retail. Prior to joining Ducommun, Rogers was the Senior Vice President of Human Resources for Applied Graphics Technologies, Inc. from 1998 to 2006.

Ms. Rogers earned her bachelor's degree in business administration and management from Cal State Long Beach. She also holds the SPHR designation (senior human resources certification) and HR Management Certification from Chapman University.
Matthew Sant

Mr. Sant has served as our General Counsel since July 2021. Prior to joining the Company, Mr. Sant served as Vice President and Deputy General Counsel at Skyworks Solutions, Inc. (NASDAQ: SWKS), a manufacturer of analog semiconductors for wireless communications. At Skyworks, Mr. Sant was responsible for a broad portfolio of legal matters, including commercial contracts, securities and corporate governance, mergers and acquisitions, compliance and litigation. Prior to this, Mr. Sant served as Vice President and Deputy General Counsel at Broadcom Corporation (NASDAQ: AVGO), a semiconductor company that makes products for the wireless and broadband communication industry. Mr. Sant was also a partner in the Los Angeles-based law firm of Irell & Manella LLP, and served as Co-Chair of the firm's Emerging Technologies practice. Mr. Sant received his undergraduate degree from Westmont College, summa cum laude, with a double major in Political Science and Economics/Business. He received his Juris Doctor from Harvard Law School.
Involvement in Certain Legal Proceedings
As of the filing of this Annual Report, there are no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to the ability or integrity of any of our directors or executive officers.
As of the filing of this Annual Report, we are not engaged in, nor are we aware of any pending litigation in which any of our directors, executive officers, affiliates, or owner of more than 5% of our Common Stock is a party adverse to us or has a material interest adverse to us.
Family Relationships
There are no family relationships to note between our directors or executive officers and employees.

Committees of the Board of Directors
Our Board of Directors has an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and a Finance and Investment Committee, each of which has the composition and the responsibilities described below. The Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Finance and Investment Committee each operate under separate written charters approved by our Board of Directors. The charters for each committee are available on our website at www.romeopower.com.
Our Board of Directors may from time to time establish other committees.
Audit Committee
Our Audit Committee consists of Philip Kassin, Donald S. Gottwald, and Paul S. Williams. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent. Philip Kassin, Donald S. Gottwald, and Paul S. Williams each meet the independence requirements under the NYSE’s listing standards and under Rule 10A 3(b)(1) of the Exchange Act, and Philip Kassin serves as chairperson of the Audit Committee. Each member of the Audit Committee is financially literate, and our Board of Directors has determined that Philip Kassin qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
Our Board of Directors has adopted a written charter which details the principal functions of the Audit Committee, including:
•the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by the Company;
•pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by the Company, and establishing pre-approval policies and procedures;
•reviewing and discussing with the independent auditors all relationships the auditors have with the Company in order to evaluate their continued independence;
•setting clear hiring policies for employees or former employees of the independent auditors;
•setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues, and (iii) all relationships and services between the independent auditor and the Company in order to assess the independence of the auditor;
•reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to the Company entering into such transaction;
•evaluating the Company’s policies with respect to risk assessment and risk management; and
•reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
Our Compensation Committee consists of Donald S. Gottwald, Timothy E. Stuart and Paul S. Williams. Under NYSE listing standards and applicable SEC rules, our Compensation Committee must consist of all independent members. Donald S. Gottwald, Timothy E. Stuart and Paul S. Williams meet the independence requirements under the NYSE’s listing standards, and Paul S. Williams serves as chairperson of the Compensation Committee.
Our Board of Directors has adopted a written charter which details the principal functions of the Compensation Committee, including:
•reviewing and approving the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
•reviewing and approving the compensation of all other executive officers;
•implementing and administering our incentive compensation equity-based remuneration plans;
•assisting management in complying with our proxy statement and annual report disclosure requirements;
•approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•preparing an annual compensation committee report; and
•reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
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
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Donald Gottwald, Timothy E. Stuart, and Paul S. Williams. Under NYSE listing standards and applicable SEC rules, our Nominating and Corporate Governance Committee must consist of all independent members. Donald Gottwald, Timothy E. Stuart, and Paul S. Williams meet the independence requirements under the NYSE’s listing standards, and Donald Gottwald serves as chairperson of the Nominating and Corporate Governance Committee.
Our Board of Directors has adopted a written charter which details the principal functions of the Nominating and Corporate Governance Committee, including:
•identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board of Directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board of Directors;
•developing and overseeing implementation of our corporate governance guidelines and making recommendations to the Board of Directors, as necessary;
•coordinating and overseeing the annual self-evaluation of the Board of Directors, its committees, individual directors and management in the governance of the Company; and
•reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

Finance and Investment Committee
Our Finance and Investment Committee consists of Philip Kassin, Robert S. Mancini, Laurene Horiszny, Susan S. Brennan and Lauren Webb. Philip Kassin serves as chairperson of the Finance and Investment Committee. Our Board of Directors has adopted a written charter which details the principal functions of the Finance and Investment Committee, including:
•reviewing analyses and providing guidance and advice regarding acquisitions and divestments and discussing and reviewing the Company’s tax strategies, planning, and related structures;
•reviewing the Company’s capital structure and capital allocation, including any organic and inorganic investments;
•reviewing and discussing any dividend policy;
•reviewing and discussing any share repurchase activities and plans; and
•reviewing and discussing any debt portfolio, credit facilities, compliance with financial covenants, commodity, interest rate, and currency derivative strategies, and proposed securities offerings.
Corporate Governance Guidelines
Our Board of Directors has adopted Corporate Governance Guidelines to assist it in the exercise of its responsibilities and to serve the interests of the Company and our stockholders. The Corporate Governance Guidelines are available for review within the “Investors–Governance” section of our website at www.romeopower.com.
Code of Business Conduct and Ethics
Our Code of Business Conduct and Ethics, which applies to all executive officers, directors and employees, codifies the business and ethical principles that govern all aspects of our business. The Code of Business Conduct and Ethics is available within the “Investors–Governance” section of our website at www.romeopower.com. The Audit Committee of the Board of Directors is responsible for overseeing the Code of Business Conduct and Ethics. Any waivers of the Code of Business Conduct and Ethics for employees, executive officers and directors must be provided by the Board of Directors or a committee of the Board of Directors. Any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements, will be disclosed on our website.
Director Nominations
Our Nominating and Corporate Governance Committee’s policy is to evaluate any recommendation for director nominee proposed by a stockholder. Our Bylaws permit stockholders to nominate directors for consideration, subject to certain conditions. Any recommendation for director nominee must be submitted in writing to:

Romeo Power, Inc.
Attention: Corporate Secretary
4380 Ayers Ave.
Vernon, California 90058
There are currently no specific, minimum, or absolute criteria for membership on our Board of Directors. Candidates are evaluated based upon key factors which include independence, knowledge, judgment, integrity, character, leadership skills, education, experience, financial literacy, standing in the community and ability to foster a diversity of backgrounds and views and to complement the Board of Director’s existing strengths. There are no differences in the manner in which the Nominating and Corporate Governance Committee will evaluate nominees for director based on whether the nominee is recommended by a stockholder.
How to Communicate with our Board of Directors
You may communicate with the Board of Directors or an individual director by letter, email or telephone, directed in care of the Company’s Corporate Secretary, who will forward your communication to the intended recipient. However, at the discretion of the Corporate Secretary, materials considered to be inappropriate or harassing, unsolicited advertisements, or promotional materials and invitations to conferences may not be forwarded.
If you have an inquiry about our financial statements, accounting practices or internal controls, please direct your concern to the Chair of the Audit Committee. If the inquiry relates to our governance practices, business ethics or corporate conduct, it should be directed to the Chair of the Nominating and Corporate Governance Committee. Matters relating to executive compensation may be directed to the Chair of the Compensation Committee. If you are unsure of the category to which your concern relates, you may communicate it to any one of the independent directors or to the Chairman.
Please direct such communications in care of the Corporate Secretary as follows:
Romeo Power, Inc.
Attention: Corporate Secretary
4380 Ayers Ave.
Vernon, California 90058
Telephone: (213) 716-0192
Email: legal@romeopower.com
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of a registered class of our equity securities (the “Reporting Persons”) to file reports regarding their ownership and changes in ownership of our securities with the SEC, and to furnish us with copies of all Section 16(a) reports that they file.
To the best of our knowledge and based solely upon our review of the copies of such reports furnished to us for the fiscal year ended December 31, 2021 and the information provided to us by the Reporting Persons, we believe that all Reporting Persons complied with Section 16(a) during the 2021 fiscal year, except that one late Form 4 was filed by Susan Brennan.
Item 11. Executive Compensation
Executive Officer and Director Compensation
To achieve our goals, we have designed, and intend to modify as necessary, our compensation and benefits program to attract, retain, incentivize and reward deeply talented and qualified executives who share our philosophy and desire to work toward achieving our goals.
We believe our compensation program should promote the success of the company and align executive incentives with the long-term interests of our stockholders. Our compensation programs for our executive officers consist primarily of salary and equity awards. As our needs evolve, we intend to continue to evaluate our compensation philosophy and programs.
This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below, which, for 2020, includes amounts paid by Legacy Romeo prior to the consummation of the Business Combination.
The Compensation Committee of our Board of Directors, with input from our Chief Executive Officer, determines the compensation for our named executive officers. For the year ended December 31, 2021, our named executive officers were the following individuals:
•Susan S. Brennan, President and Chief Executive Officer
•AK El Srouji, Ph.D., Chief Technical Officer
•    Criswell Choi, Former Chief Operating Officer (Mr. Choi departed from the Chief Operating Officer position, effective as of January 17, 2022 and he is no longer an executive officer of the Company)
•Lionel E. Selwood, Former President and Chief Executive Officer (Mr. Selwood terminated his employment with us on August 16, 2021 and he is no longer an executive officer of the Company)

Summary Compensation Table
The following table sets forth information concerning the compensation of the named executive officers for the years ended December 31, 2021 and December 31, 2020, as applicable.

			Bonus	Option Awards	Stock Awards	All Other Compensation
Name and Principal Position	Year	Salary ($)	($)(1)	($)	($)(2)	($)(3)	Total ($)

Susan S. Brennan	2021	225,400	690,740	—	3,099,697	—	4,015,837
President and Chief Executive Officer

AK Srouji, Ph.D.	2021	481,853	510,000	—	3,128,183	—	4,120,036
Chief Technical Officer

Criswell Choi	2021	384,672	400,000	—	2,772,707	—	3,557,379
Former Chief Operating Officer	2020	300,000	—	1,154,250	—	—	1,454,250

Lionel E. Selwood, Jr.	2021	357,030	400,000	—	6,540,759	347,986	7,645,775
Former President and Chief Executive Officer	2020	385,653	—	5,860,800	—	36,276	6,282,729

(1) The amounts in this column represent short-term incentive bonuses for Ms. Brennan and Dr. Srouji, a signing bonus for Ms. Brennan and retention bonuses for the other named executive officers, as described below.
(2) The amounts in this column represent the aggregate grant date fair value of awards granted to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718. See Note 14 of the Notes to Consolidated Financial Statements included herein for the fiscal year ended December 31, 2021 for a discussion of the assumptions we made in determining the grant date fair value of the equity awards.
(3) This amount includes (i) $310,477 of severance, and (ii) $37,509 related to housing costs for Mr. Selwood in the Los Angeles area, including termination of a lease pursuant to Mr. Selwood’s consulting agreement, as described below.
Narrative Disclosure to Summary Compensation Table
For the year ended December 31, 2021, the compensation program for our named executive officers consisted of base salary, bonuses (a signing bonus for Ms. Brennan and retention bonuses for the other named executive officers) and incentive compensation provided in the form of restricted stock unit awards with time and performance-based vesting. Mr. Selwood also received a housing allowance as well as severance benefits in connection with his termination of employment, as described below.
Base Salary
Our established base salaries for each of the named executive officers are at a level that is commensurate with the executive’s duties and authorities, contributions and prior experience.
Cash Bonus
The Compensation Committee awarded short-term incentive bonuses to each of Ms. Brennan and Dr. Srouji in the amounts set forth above based on the achievement of individual objectives, with Ms. Brennan's bonus prorated based on her commencement of employment in August 2021. Pursuant to the terms of her employment agreement (as described below), the Company paid Ms. Brennan a signing bonus of $600,000 in connection with the commencement of her employment. In addition, each of Dr. Srouji and Messrs. Choi and Selwood received a retention bonus of $400,000 pursuant to a retention agreement with Legacy Romeo, and the terms of such retention agreements are described below. We did not award any other discretionary cash bonuses to our named executive officers for 2021.
Equity Awards
Our executive officers are eligible to receive equity compensation awards pursuant to the Romeo Power, Inc. 2020 Long-Term Incentive Plan (the “2020 Plan”). In 2021, the Compensation Committee awarded restricted stock units to our named executive officers, and such awards are a key tool in serving to align the interests of our executive officers and our stockholders. The awards had a combination of time-based vesting and performance-based vesting, and details regarding the vesting terms of such awards are described below in the notes to the “Outstanding Equity Awards” table.
Benefits and Perquisites
Except as described herein, we provide benefits to our named executive officers on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; critical illness insurance; short-and long-term disability insurance; and a tax-qualified Section 401(k) plan. We do not maintain any executive-specific benefit or perquisite programs except as described below with respect to Mr. Selwood’s employment agreement.
Agreements with Our Named Executive Officers and Potential Payments Upon Termination or Change of Control
We have entered into employee agreements with each of our named executive officers, and the details of such agreements are outlined below.
Agreement with Susan S. Brennan
Effective as of August 16, 2021, Susan S. Brennan entered into an employment agreement with the Company to serve as President and Chief Executive Officer. Ms. Brennan’s agreement does not have a fixed term, and her employment will continue until terminated in accordance with the terms of the employment agreement. Pursuant to the employment agreement, Ms. Brennan’s annual base salary is $600,000 and she received a cash signing bonus of $600,000. Ms. Brennan received a sign-on restricted stock unit award with respect to 73,557 shares of our common stock, which is subject to a three-year vesting schedule, with one-third of the award vesting on the first anniversary of the grant date and the remainder vesting in equal monthly installments on each of the next twenty-four monthly anniversaries of the first anniversary of the grant date. Ms. Brennan also received a sign-on restricted stock unit award with respect to 392,305 shares of our common stock, 75% of which are subject to performance-based vesting and 25% of which are subject to a time-based vesting schedule over a three-year period, with one-third vesting on the first anniversary of the grant date and the remainder vesting in equal monthly installments on each of the next twenty-four monthly anniversaries of the first anniversary of the grant date. Additionally, Ms. Brennan received a long-term incentive award consisting of restricted stock units with respect to 392,305 shares of our common stock, 75% of which are subject to performance-based vesting and 25% of which are subject to a time-based vesting schedule over a three-year period, with one-third vesting on the first anniversary of the grant date and the remainder vesting in equal monthly installments on each of the next twenty-four monthly anniversaries of the first anniversary of the grant date. Ms. Brennan is also entitled to an annual discretionary bonus with a target of 100% of her base salary, as determined by the Board of Directors or the Compensation Committee, taking into account her performance and the performance of the Company, and subject to Ms. Brennan’s continued employment through the bonus payment date. Additionally, Ms. Brennan will be eligible to participate in the Company’s employee and executive benefit plans and programs as the Company may from time to time offer to its executives. If the Company terminates Ms. Brennan’s employment without cause or she resigns for good reason, (as such terms are defined in her employment agreement) (other than during the period commencing three months prior to a change in control of the Company as defined in the 2020 Plan and ending on the date twelve months after such change in control), she is entitled to receive, as severance, twelve months of base salary, a prorated target bonus for the year of termination and twelve months of Company reimbursed COBRA coverage, subject to her timely execution and non-revocation of a general release of claims against the Company. If the Company terminates Ms. Brennan’s employment without cause or she resigns for good reason during the period commencing three months prior to a change in control of the Company and ending on the date twelve months after such change in control, she is entitled to receive, as severance, eighteen months of base salary, an amount equal to her annual bonus for the year of termination, eighteen months of Company reimbursed COBRA coverage and full acceleration of her unvested equity awards (with any performance-based awards deemed satisfied at 100% of the target), subject to her timely execution and non-revocation of a general release of claims against the Company.
Agreements with Lionel E. Selwood, Jr.
2020 Agreement.   On September 18, 2020, Lionel Selwood, who previously served as Legacy Romeo’s President and General Manager, entered into an employment agreement with Legacy Romeo to become its Chief Executive Officer, effective September 17, 2020. Pursuant to the employment agreement, Mr. Selwood’s base salary was $500,000 and he was eligible for a discretionary annual bonus of up to 100% of his base salary. Mr. Selwood also was granted additional options under the 2016 Stock Plan (the “2016 Plan”) to purchase 8,000,000 shares of Legacy Romeo common stock (which became options to purchase shares of Common Stock upon consummation of the Business Combination) that were subject to vesting in equal monthly increments over the twelve months following the date of grant. Mr. Selwood was eligible for an additional performance-based award which he can earn subject to the achievement of “stretch” stock price and/or market capitalization milestones established by our Board of Directors. Mr. Selwood’s employment agreement provided that he was eligible to participate in our health and welfare benefit plans maintained for the benefit of our employees. Mr. Selwood was eligible to receive a monthly stipend of $3,000 to rent an apartment in Los Angeles until he relocated to Los Angeles, and we were to provide relocation assistance if he decided to move his permanent residence to Los Angeles (the details of which would have been determined at the time of his move). In addition, we reimbursed Mr. Selwood for reasonable travel expenses from Tampa, Florida to Los Angeles, California until the earlier of the time that he relocates to Los Angeles or when our Board of Directors, in conjunction with an annual review of such travel reimbursement, determines that he should no longer receive such travel reimbursement. If Mr. Selwood’s employment involuntarily terminated other than for cause, he was entitled to receive, as severance, twelve months of salary, twelve months of continued health benefits and accelerated vesting of his unvested options that were granted prior to August 1, 2020, subject to his timely execution and non-revocation of a general release of claims against the Company. If Mr. Selwood’s employment terminated due to his death or disability, his outstanding performance-based equity awards would have remained outstanding and would have vested, if at all, based on performance through the end of the applicable performance period on a prorated basis, based on the ratio of the number of days he was employed during such performance period and the total number of days between the grant date and the vesting date of such award.
2021 Consulting Agreement.   On August 5, 2021, Mr. Selwood entered into a consulting agreement with the Company, pursuant to which he terminated employment with the Company effective as of August 16, 2021 and agreed to provide consulting services to the Company after his termination date. The consulting services include assistance with respect to projects solely as requested by our Chief Financial Officer or our Chief Executive Officer or their delegates, in their sole and absolute discretion, which will include continuing to make introductions of customers and suppliers and providing strategic guidance as to sales of our products and services. Mr. Selwood is entitled to a fee of $400 per hour for such services (up to a monthly maximum of $41,667, prorated for partial months and an overall limit of $250,000 and the consulting services will terminate on February 11, 2022 unless the parties agree to extend such expiration date. In addition, Mr. Selwood received separation benefits in exchange for his release of claims against the Company, consisting of $500,000 of salary continuation, twelve months of Company reimbursed COBRA coverage, reimbursement of up to $10,000 for expenses incurred with terminating the lease of his Los Angeles residence, and continued vesting of his equity awards during the term of the consulting agreement, which expired on February 11, 2022.
Agreement with AK Srouji, Ph.D.
On June 6, 2019, AK Srouji entered into an employment agreement with Legacy Romeo to serve as Chief Technology Officer. Dr. Srouji’s agreement does not have a fixed term, and his employment will continue until terminated in accordance with the terms of the employment agreement. Pursuant to the employment agreement, Dr. Srouji’s initial base salary was $250,000 per year. Legacy Romeo also granted Dr. Srouji options pursuant to the 2016 Plan in 2019 and 2020 to purchase 6,000,000 shares of Legacy Romeo common stock (which became options to purchase shares of Common Stock upon consummation of the Business Combination). These options vest over three years, subject to Dr. Srouji’s continued service and, in the event of a change of control, vesting of the options will accelerate in full effective as of immediately prior to the change of control. Dr. Srouji is also entitled to exercise his vested options for 12 months following his termination of service unless he is terminated for cause. Dr. Srouji’s employment agreement provides that he is eligible to participate in our health and welfare benefit plans maintained for the benefit of our employees. If Dr. Srouji’s employment involuntarily terminates other than for cause, death or disability, he is entitled to receive, as severance, three months of salary and twelve months of continued health benefits, subject to his timely execution and non-revocation of a general release of claims against the Company.

Agreement with Criswell Choi
On April 1, 2019, Criswell Choi entered into an employment agreement with Legacy Romeo to serve as Chief Operating Officer. Mr. Choi’s agreement does not have a fixed term and his employment will continue until terminated in accordance with the terms of the employment agreement. Pursuant to the employment agreement, Mr. Choi’s initial base salary was $300,000 per year and Mr. Choi received an option to purchase 1,500,000 shares of Legacy Romeo common stock (which became options to purchase shares of Common Stock upon consummation of the Business Combination) pursuant to the 2016 Plan that vests over three years. Mr. Choi’s employment agreement provides that he is eligible to participate in our health and welfare benefit plans maintained for the benefit of our employees. If Mr. Choi’s employment involuntarily terminates other than for cause, death or disability, he is entitled to receive, as severance, four months of salary and twelve months of continued health benefits, subject to his timely execution and non-revocation of a general release of claims against the Company. Mr. Choi’s agreement does not provide for any additional terms in the event of a change of control.

Executive Change in Control and Severance Plan

On August 30, 2021, the Compensation Committee approved the Romeo Power, Inc. Executive Severance and Change in Control Plan (the “Severance Plan”).

Subject to the participant’s timely execution and non-revocation of a general release of claims against the Company, the Severance Plan provides that severance benefits are payable to a participant in the event of a termination of the participant’s employment (i) by the participant for “good reason”, (ii) by the Company or one of its “affiliates” without “cause”, (iii) due to the participant’s death or (iv) by the Company or one of its affiliates due to the participant’s “disability” (as such terms are defined in the Severance Plan) (each, a “Covered Termination”). If an eligible individual elects to participate in the Severance Plan, the benefits provided pursuant to the Severance Plan supersede any pre-existing severance benefits to which the individual was previously entitled, including those provided pursuant to an employment agreement with the Company. Each of the named executive officers for 2021 (other than Mr. Selwood) was eligible to participate in the Severance Plan, and each of them elected to participate in the Severance Plan. Accordingly, in the event of a Covered Termination, each named executive officer will receive severance benefits pursuant to the Severance Plan rather than pursuant to his or her employment agreement. Mr. Choi received severance benefits pursuant to the Severance Plan in connection with his termination of employment in January 2022.

The Severance Plan provides for different severance benefits depending on whether a Covered Termination occurs during the period commencing on the date that is three months prior to a change in control (as such term is defined in the 2020 Plan) of the Company (as and ending on the date that is twelve months following a change in control (the “CIC Period”). If a Covered Termination occurs other than during the CIC Period, in addition to any accrued and unpaid salary and benefits, the participant will be eligible to receive (i) continued payment of base salary during the “Severance Period” (twelve months for each of the named executive officers), (ii) reimbursement of premium payments for continuation coverage under the Company’s health plan (less the employee portion of such coverage as in effect on the date of the participant’s termination of employment) until the earliest to occur of the end of the Severance Period, the date on which the participant is no longer eligible for COBRA coverage, or the date on which the participant becomes eligible for health insurance coverage through another employer, and (iii) for the chief executive officer only, the greater of (A) the projected amount of the annual bonus for the fiscal year in which the termination occurred, or (B) the target bonus amount for such fiscal year.

If a Covered Termination occurs during the CIC Period, in addition to any accrued and unpaid salary and benefits, the participant will be eligible to receive (i) a lump sum amount equal to the participant’s base salary for the “CIC Severance Period” (eighteen months for the chief executive officer and twelve months for other named executive officers), (ii) a lump sum amount equal to the greater of (A) the projected amount of the participant’s annual bonus for the fiscal year in which the termination occurred, or (B) the participant’s target bonus amount for such fiscal year, (iii) full acceleration of vesting of the participant’s outstanding equity awards (and if vesting is based on the satisfaction of performance objectives, such objectives shall be deemed satisfied at the greater of actual performance measured as of the date of termination or 100% of target) and (iv) reimbursement of premium payments for continuation coverage under the Company’s health plan (less the employee portion of such coverage as in effect on the date of the participant’s termination of employment) until the earliest to occur of the end of the CIC Severance Period, the date on which the participant is no longer eligible for COBRA coverage, or the date on which the participant becomes eligible for health insurance coverage through another employer.

Retention Agreements
Each of Dr. Srouji, Mr. Choi and Mr. Selwood entered into a retention agreement with Legacy Romeo in December 2020, pursuant to which each executive is entitled to a retention bonus of $400,000, less applicable withholdings. To earn the retention bonus, the executive must be an active employee of the Company or its affiliates as of June 30, 2021, the executive must satisfactorily perform his or her job responsibilities through such date, and the executive must not have provided notice of his or her resignation.
The retention bonus was paid to the executives as a cash advance in January 2021 and if the executive’s employment ended before June 30, 2021 due to a termination by the Company or its affiliates without cause or the executive’s resignation for any reason, the executive was required to repay the retention bonus as of his employment termination date.
Retirement Benefits
Our employees, including the named executive officers, participate in a tax-qualified Section 401(k) plan. We do not provide any Company contributions to the Section 401(k) plan. We do not provide our employees, including the named executive officers, with any other retirement benefits, including, but not limited to, other tax-qualified retirement plans, supplemental executive retirement plans or nonqualified deferred compensation plans.

Outstanding Equity Awards at 2021 Year End
The following table presents information regarding outstanding equity awards held by the named executive officers as of December 31, 2021.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Susan S. Brennan	8/16/21(1)							294,229	1,073,936
	8/16/21(1)							294,229	1,073,936
	8/16/21(2)					269,709	984,438

AK Srouji, Ph.D.	8/25/17	48,692	—	4.09	8/25/2027
	11/16/18	24,346	—	4.09	11/16/2028
	10/30/19	292,142	—	1.56	10/30/2029
	3/26/20(3)	365,191	73,037	1.56	3/26/2030
	6/11/21(4)					63,158	230,527
	6/11/21(5)							284,208	1,037,359

Criswell Choi	1/12/18	1,217	—	6.09	1/12/2028
	10/30/19	41,378	—	1.56	10/30/2029
	9/17/20(6)	76,087	106,508	6.08	2/12/2025
	6/11/21(4)					43,063	157,180
	6/11/21(4)					12,919	47,154
	6/11/21(5)							193,778	707,290
	6/11/21(5)							58,133	212,186

Lionel E. Selwood, Jr.	2/21/17	42,606	—	4.09	2/16/2023
	11/16/18	182,595	—	6.09	2/16/2023
	10/30/19	139,990	—	1.56	2/16/2023
	9/17/20	973,839	—	6.09	2/16/2023
	6/11/21(4)					132,058	482,012
	6/11/21(5)							594,254	2,169,027

(1)    Performance stock units will vest, if at all, on the three-year anniversary of the grant date. Performance vesting will be based on which of the following results in the higher level of vesting: one-year financial performance or three-year share price, in each case based upon metrics established by the Compensation Committee.
(2)     Restricted stock units vest over a three year period, with 1/3 of the underlying shares vesting on the first anniversary of the grant date and 1/24th of the remainder of the underlying shares vesting monthly thereafter.

(3)     Options vest over a four year period, with 1/3 vesting on the first anniversary of the grant date and 1/36th of the remainder vesting monthly thereafter.
(4)     Restricted stock units over a three year period, with 1/3 of the underlying shares vesting on the first anniversary of the vesting commencement date and 1/8th of the remainder of the underlying shares vesting quarterly thereafter. The vesting commencement date is December 29, 2020.

(5)     Performance stock units will vest, if at all, on the three-year anniversary of the grant date. Performance vesting will be based on which of the following results in the higher level of vesting: one-year financial performance or three-year share price, in each case based upon metrics established by the Compensation Committee.

(6)     Options vest over a three year period, with 1/36th vesting monthly.
Director Compensation
In March 2021 the Company adopted a director compensation policy for our non-employee directors. Our directors who are employees are compensated for their services as employees and do not receive additional compensation for serving on our Board of Directors. Under the director compensation policy, each of our non-employee directors receives an annual cash retainer of $50,000 and an annual equity award with a fair value equal to $125,000. In addition, all non-employee directors who serve on one or more of our standing committees are eligible to receive the following committee fees:

Committee	Member Annual Retainer	Chair Annual Retainer
Audit Committee	$10,000	$15,000
Compensation Committee	$5,000	$7,500
Nominating and Corporate Governance Committee	$5,000	$7,500
Finance and Investment Committee	$5,000	$7,500
Board of Director fees are paid quarterly in arrears. We also have reimbursed and will continue to reimburse all of our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our Board of Directors and committees of our Board of Directors.

The following table sets forth information concerning the compensation that we paid or awarded during the year ended December 31, 2021 to each of our non-employee directors (for Ms. Brennan, the amounts below relate to her service on the Board of Directors prior to becoming our President and Chief Executive Officer):

	Fees Earned or
	Paid in Cash	Stock	Total
Name	($)	Awards($)(1)	($)

Susan S. Brennan	72,182	198,731	270,913
Brady Ericson	32,473	198,731	231,204
Donald S. Gottwald	103,067	198,731	301,798
Laurene Horiszny (2)	22,490	—	22,490
Philip Kassin	115,000	198,731	313,731
Robert S. Mancini	115,000	238,476	353,476
Timothy Stuart (3)	—	—	—
Paul S. Williams	110,000	198,731	308,731
(1) In accordance with SEC rules, this column reflects the aggregate grant date fair value of the restricted stock unit awards granted during 2021 computed in accordance with ASC 718. See Note 14 of the Notes to Consolidated Financial Statements included herein for the fiscal year ended December 31, 2021 for a discussion of the assumptions we made in determining the grant date fair value of the equity awards.
(2) Ms. Horiszny joined our Board of Directors during August 2021 and did not receive any director equity awards which were granted on June 11, 2021.

(3) Mr. Stuart voluntarily declined the director fees and equity awards he was entitled to for his director services performed during 2021.

The awards described above vested on July 1, 2021 and none of our non-employee directors held any outstanding equity awards as of December 31, 2021.
Stock Ownership Guidelines

In February 2022, the Company adopted amended stock ownership guidelines in order to further align the long-term interests of our executive officers and non-employee directors with those of our stockholders. Our stock ownership guidelines require that each individual subject to the guidelines own the following minimum number of shares of the Company’s common stock (as determined under the guidelines) having an aggregate value equal to a multiple of the executive officer’s annual base salary or the non-employee director’s annual equity grant as follows:

Position	Multiple
Chief Executive Officer	4x Annual Base Salary
Other Executive Officers	2x Annual Base Salary
Non-employee Directors	5x Annual Board Annual Equity Grant

Each executive officer and non-employee director is required to retain at least 75% of shares acquired as a result of exercise or settlement of compensatory awards (net of any shares withheld for taxes) issued pursuant to the 2020 Plan until these ownership guidelines have been met.

Each executive officer and non-employee director has until five years after the date on which such individual first becomes an executive officer or non-employee director, as applicable (or, if later, the date on which these guidelines were adopted) to comply with the stock ownership guidelines. The Compensation Committee will determine compliance with these stock ownership guidelines on an annual basis.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information, as of December 31, 2021, with respect to all of our equity compensation plans in effect on that date:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,234,784	$4.13 (2)	14,796,370
Equity compensation plans not approved by security holders	—	—	—
Total	7,234,784	4.13	14,796,370

(1)    Includes the 2016 Plan and the 2020 Plan.
(2)    Amount is based on the weighted-average exercise price of vested and unvested stock options outstanding under the 2016 Plan and the 2020 Plan. RSUs and PSUs, which have no exercise price, are excluded from this calculation.
For more information regarding our equity compensation plans, see Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report.
Security Ownership Certain Beneficial Owners and Management
The following table sets forth information known to the Company regarding the beneficial ownership of the Common Stock as of December 31, 2021 by:
•each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock;
•each named executive officer and director of the Company; and
•all executive officers and directors of the Company, as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. The beneficial ownership percentages set forth in the table below are based on approximately 134,458,439 shares of Common Stock issued and outstanding as of December 31, 2021.
Unless otherwise indicated in the footnotes to the table below, and subject to applicable community property laws, the Company believes that all persons named in the table below have sole voting and investment power with respect to their beneficially owned shares of Common Stock. Unless otherwise indicated, the address of each person listed in the table below is c/o Romeo Power, Inc., 4380 Ayers Avenue, Vernon, CA 90058.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock(1)
Directors and Named Executive Officers:
Susan Brennan	21,531	*
Lauren Webb (2)	557,011	*
AK Srouji, Ph.D. (3)	775,385	*
Criswell Choi (4)	136,991	*
Lionel E. Selwood, Jr. (5)	1,405,057	1.0%
Robert S. Mancini (6)	2,359,177	1.7%
Philip Kassin (7)	2,394,871	1.8%
Donald S. Gottwald	21,531	*
Laurene Horiszny	—	—
Timothy E. Stuart	—	—
Paul S. Williams	21,531	*
All executive officers and directors as a group (13 individuals) (8)	6,151,037	4.5%

Five Percent Holders:
BorgWarner Inc. (9)	19,315,399	14.4%
Michael Patterson (10)	11,628,823	8.65%
Vanguard Group (11)	8,897,318	6.6%
Blackrock, Inc. (12)	7,856,863	5.8%

*Less than 1%.
(1)Shares of common stock subject to equity awards and warrants that have vested or will vest and become exercisable within 60 days of December 31, 2021, are deemed beneficially owned and outstanding for computing the percentage ownership of the person holding such securities, but are not considered outstanding for computing the percentage ownership of any other person.
(2)Consists of (a) 37,066 shares of Common Stock and (b) 519,945 shares of Common Stock subject to options that have vested or will vest and become exercisable within 60 days of December 31, 2021.
(3)Consists of (a) 20,658 shares of Common Stock and (b) 754,727 shares of Common Stock subject to options that have vested or will vest and become exercisable within 60 days of December 31, 2021.
(4)Consists of (a) 18,309 shares of Common Stock and (b) 118,682 shares of Common Stock subject to options that have vested or will vest and become exercisable within 60 days of December 31, 2021. Mr. Choi departed from the Chief Operating Officer position, effective as of January 17, 2022 and he is no longer an executive of the Company.
(5)Consists of 1,339,030 shares of Common Stock subject to options that have vested or will vest and are exercisable within 60 days of December 31, 2021. Mr. Selwood terminated his employment with us on August 16, 2021 and he is no longer an executive officer of the Company
(6)Consists of (a) 1,392,508 shares of Common Stock and (b) 966,669 warrants that are exercisable for 966,669 shares of Common Stock within 60 days of December 31, 2021. According to a Schedule 13G filed on February 14, 2022, RMG Sponsor, LLC is the record holder of and has shared voting and dispositive power over the shares of warrants. Each of Messrs. Mancini, Carpenter and Kassin is, directly or indirectly, a member of RMG Sponsor, LLC. MKC Investments LLC is the sole managing member of RMG Sponsor, LLC, and Messrs. Mancini, Carpenter and Kassin are the managing members of MKC Investments LLC. As such, they may be deemed to have or share beneficial ownership of the warrants held directly by RMG Sponsor, LLC. The business address for RMG Sponsor, LLC is 50 West Street, Suite 40-C, New York, NY 10006.
(7)Consists of (a) 1,428,202 shares of Common Stock and (b) 966,669 warrants that are exercisable for 966,669 shares of Common Stock within 60 days of December 31, 2021. According to a Schedule 13G filed on February 14, 2022, RMG Sponsor, LLC is the record holder of and has shared voting and dispositive power over the shares of warrants. Each of Messrs. Mancini, Carpenter and Kassin is, directly or indirectly, a member of RMG Sponsor, LLC. MKC Investments LLC is the sole managing member of RMG Sponsor, LLC, and Messrs. Mancini, Carpenter and Kassin are the managing members of MKC Investments LLC. As such, they may be deemed to have or share beneficial ownership of the warrants held directly by RMG Sponsor, LLC. The business address for RMG Sponsor, LLC is 50 West Street, Suite 40-C, New York, NY 10006.
(8)Consists of (a) 2,943,027 shares of Common Stock, (b) 1,274,672shares of Common Stock subject to options that have vested or will vest and become exercisable within 60 days of December 31, 2021 and (c) 966,669 warrants that are exercisable for 966,669 shares of Common Stock within 60 days of December 31, 2021.
(9)The business address for BorgWarner Inc. is 3850 Hamlin Road, Auburn Hills, MI 48326.
(10)The information set forth herein is based solely on information contained in Schedule 13G filed with the SEC on July 8, 2021.
(11)The information set forth herein is based solely on information contained in Schedule 13G filed with the SEC on February 10, 2022 by The Vanguard Group. The Vanguard Group has shared voting power over 200,501 shares and shared dispositive power over 268,662 shares. The Vanguard Group has sole dispositive power over 8,628,656 shares. The business address of The Vanguard Group is 100 Vanguard Blvd. Malvern, PA 19355.
(12)The information set forth herein is based solely on information contained in Schedule 13G filed with the SEC on February 4, 2022 by Blackrock, Inc. Blackrock, Inc. has sole voting power over 7,745,671 shares and sole dispositive power over 7,856,863 shares. The business address of Blackrock, Inc. is 55 East 52nd Street, New York, NY 10055.
Item 13.     Certain Relationships and Related Transaction, and Director Independence
Transactions with Related Persons

The following includes a summary of transactions since January 1, 2020 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than transactions that are described above in the section titled “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.
Stockholders’ Agreement

In connection with the closing of the Business Combination, we entered into that certain Stockholders’ Agreement, dated December 29, 2020 (the “Stockholders’ Agreement”), with RMG Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) and certain former stockholders of Legacy Romeo.
Pursuant to the Stockholders’ Agreement, the Sponsor has the right to designate (a) one director for election to our Board of Directors for so long as it maintains beneficial ownership of 25% or more (but less than 50%) of the shares of our Common Stock owned by the Sponsor on the closing date of the Business Combination and (b) two directors for election to our Board of Directors for so long as it maintains beneficial ownership of 50% or more of the shares of our Common Stock owned by the Sponsor on the closing date of the Business Combination. The Sponsor designated Mr. Robert S. Mancini and Mr. Philip Kassin for election to our Board of Directors. The Stockholders’ Agreement also provides that Mr. Robert S. Mancini shall serve as Chairman of the Board for so long as he remains a designee of the Sponsor.
Pursuant to the Stockholders’ Agreement, certain former stockholders of Legacy Romeo (the “Former Romeo Stockholders”) have the right to designate (a) at any time when BorgWarner has the right to designate a director for election to our Board of Directors, one director for election to our Board of Directors for so long as such stockholders, other than BorgWarner, collectively maintain beneficial ownership of 25% or more of the shares of our Common Stock owned by them on the closing date of the Business Combination, and (b) at any time when BorgWarner does not have the right to designate a director for election to our Board of Directors, (i) two directors for election to our Board of Directors for so long as such stockholders collectively maintain beneficial ownership of 50% or more of the shares of our Common Stock owned by them on the closing date of the Business Combination and (ii) one director for election to our Board of Directors for so long as such stockholders collectively maintain beneficial ownership of 25% or more (but less than 50%) of the shares of our Common Stock owned by them on the closing date of the Business Combination. The Former Romeo Stockholders designated Ms. Lauren Webb for election to our Board of Directors.
Pursuant to the Stockholders’ Agreement, BorgWarner has the right to designate one director for election to our Board of Directors for so long as it maintains beneficial ownership of 7,677,071 or more shares of our Common Stock owned by

BorgWarner on the closing date of the Business Combination. BorgWarner designated Ms. Laurene Horiszny for election to our Board of Directors.
Pursuant to the Stockholders’ Agreement, Republic Services Alliance Group III, Inc. (“Republic Services”) has the right to designate one director for election to our Board of Directors for so long as it maintains beneficial ownership of 1,500,000 shares of our Common Stock. Republic Services designated Mr. Timothy E. Stuart for election to our Board of Directors.
Amended and Restated Registration Rights Agreement
In connection with the Closing of the Business Combination, we entered into that certain Amended and Restated Registration Rights Agreement, dated December 29, 2020 (the “Registration Rights Agreement”), with the Sponsor, certain persons holding Founder Shares and Private Placement Warrants (each as defined below), Legacy Romeo directors and officers, and certain former stockholders of Legacy Romeo (collectively, with each other person who has executed and delivered a joinder thereto, the “RRA Parties”), pursuant to which we agreed to file a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement. We also agreed to provide customary “piggyback” registration rights. The Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the RRA Parties against certain liabilities.
Indemnity Agreements
In connection with the closing of the Business Combination, we entered into indemnity agreements (each, an “Indemnity Agreement”) with each of our directors and executive officers. These Indemnity Agreements provide the directors and executive officers with contractual rights to indemnification and advancement for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers.
Subscription Agreements
In connection with the execution of the Merger Agreement, on October 5, 2020, RMG entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of purchasers (each, a “Subscriber”), pursuant to which the Subscribers agreed to subscribe for and purchase and RMG agreed to issue and sell to the Subscribers an aggregate of 16,000,000 shares of Class A common stock (the “PIPE Shares”) for a purchase price of $10.00 per share, or an aggregate of $160,000,000 in gross cash proceeds (the “Private Placement”). On December 29, 2020, the Subscribers purchased from the Company an aggregate of 16,000,000 PIPE Shares, for a purchase price of $10.00 per share and an aggregate purchase price of $160,000,000. Pursuant to the Subscription Agreements, the Company gave certain registration rights to the Subscribers with respect to the PIPE Shares. The sale of PIPE Shares was consummated concurrently with the closing of the Business Combination.
Republic Services (an affiliate of Republic, of which Timothy E. Stuart, one of our directors, is Executive Vice President, Chief Operating Officer) was one of the Subscribers in the Private Placement and purchased 1,500,000 PIPE Shares in the Private Placement for a total purchase price of $15,000,000.
After closing of the Business Combination and following the effectiveness of our Certificate of Incorporation, each share of Class A common stock, including the PIPE Shares, was automatically reclassified, redesignated and changed into one validly issued, fully paid and non-assessable share of Common Stock, without any further action by us or any stockholder.
Investment Private Placement
HG Ventures LLC (of which John Glushik, a former member of Legacy Romeo’s board of directors, is Managing Director) purchased 2,500,000 PIPE Shares in the Private Placement for a total purchase price of $25,000,000. In connection with the foregoing purchase in the Private Placement, we agreed with HG Ventures LLC that it would not need to enter into a lock-up agreement, despite the fact that certain other Legacy Romeo stockholders would be obligated to do so.
Related Party Loans

On March 31, 2020, Legacy Romeo entered into a promissory note agreement with BorgWarner Romeo Power LLC, which held a beneficial ownership stake in Legacy Romeo that was greater than 5%. The promissory note was for a principal amount of $2,000,000 and bears an interest rate equal to the Applicable Federal Rate (AFR) for March 2020 1.53% per annum. The note was paid off in connection with the closing of the Business Combination.
Legacy Romeo entered into the non-convertible promissory notes identified below with Michael Patterson, who held a beneficial ownership stake in Legacy Romeo that was greater than 5%, was a member of Legacy Romeo’s board of directors and at the time that the non-convertible promissory notes were entered into, served as Legacy Romeo’s Chief Executive Officer or Chief Sales Officer, depending on the date. The non-convertible promissory notes were paid off in connection with the closing of the Business Combination.
•Grid Note, issued on December 5, 2019, for a principal amount of $100,000 and an interest rate of 1.55%;
•Grid Note, issued on January 29, 2020, for a principal amount of $100,000 and an interest rate of 1.55%;
•Grid Note, issued on February 11, 2020, for a principal amount of $300,000 and an interest rate of 1.58%;
•Grid Note, issued on February 27, 2020, for a principal amount of $100,000 and an interest rate of 1.58%;
•Grid Note, issued on March 11 2020, for a principal amount of $250,000 and an interest rate of 1.09%;
•Grid Note, issued on October 7, 2020, for a principal amount of $200,000 and an interest rate of 0.09%; and
•Grid Note, issued on October 22, 2020, for a principal amount of $125,000 and an interest rate of 0.09%.
Additionally, Legacy Romeo held demand promissory notes (the “Demand Promissory Notes”) for payment to Legacy Romeo of $9,122,685 in term debt from the following entities related to cashless exercise of warrants: (i) JSG Romeo Holdings, LLC, FOXMPP Holdings Limited Partnership and Drew Lane Holdings, LLC (which, together with Drew Lane Capital, LLC, held a beneficial ownership stake in Legacy Romeo that was greater than 5%) and (ii) Ulysses Ventures, LLC (which held a beneficial ownership stake in Legacy Romeo that was greater than 5%). Obligations under the Demand Promissory Notes were secured through Pledge and Security Agreements pledging as security the shares obtained through exercise of each underlying warrant. Pursuant to amendments to the Demand Promissory Notes, $3,808,905 of the debt under the Demand Promissory Notes was forgiven upon receipt of prepayment of the remaining $5,313,780 due pursuant to such notes. There were no amounts outstanding under the Demand Promissory Notes as of December 29, 2020.
Commercial Agreements and Partnerships
JV and Related Agreements with BorgWarner
As described above, on May 6, 2019, BorgWarner invested approximately $50.0 million to purchase Series A-1 preferred stock of Legacy Romeo. In connection with that investment, Legacy Romeo and BorgWarner formed BorgWarner Romeo Power LLC (the “Joint Venture”) on June 28, 2019. Legacy Romeo and BorgWarner contributed $4.0 million and $6.0 million of cash at inception, for a 40% and 60% interest in the Joint Venture, respectively. This Joint Venture was entered into for Legacy Romeo and BorgWarner to collaborate in the design and manufacture of specific battery module and pack technology and extend the reach into other international regions. Legacy Romeo concurrently entered into a licensing agreement with the Joint Venture, allowing the Joint Venture rights to use, market, offer for sale and sell products and services using Legacy Romeo’s intellectual property in return for royalty payments payable and based on a percentage of revenue generated by the Joint Venture. Legacy Romeo also entered into a separate services agreement to provide engineering and other professional services to the Joint Venture.
Legacy Romeo and BorgWarner agreed to contribute an additional $10.0 million to the Joint Venture which represented funding for 2021 capital needs. In January 2021, we invested $4.0 million in the Joint Venture, which represented our pro rata share of the agreed upon funding.
On February 4, 2022, we acquired the 60% ownership stake previously held by BorgWarner pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”), dated as of February 4, 2022, among Romeo Systems, Inc., the

Company, BorgWarner Ithaca LLC, BorgWarner and the Joint Venture. Pursuant to the Purchase Agreement, Romeo paid BorgWarner a purchase price of $28,614,000, using cash on hand.

BorgWarner is a party to the Stockholders’ Agreement and has the right to designate one director for election to our Board of Directors for so long as it maintains beneficial ownership of 7,677,071 or more shares of our Common Stock. Brady Ericson, the Vice President of BorgWarner Inc., was a member of our Board of Directors from December 2020 until August 2021and was designated for election to our Board of Directors by BorgWarner. Laurene Horiszny, a former employee of BorgWarner has served as a member of our Board of Directors since August 2021 and was designated for election to our Board of Directors by BorgWarner.
Collaboration with Heritage Environmental Services
On October 2, 2020, Legacy Romeo entered into the Heritage Agreement with HBR, an affiliate of Heritage Environmental Services, Inc. (“HES”), an affiliate of HES, pursuant to which HBR has agreed to design, build and operate a System for redeploying, recycling or disposing of lithium-ion batteries to be located at HES’s facility in Arizona. Immediately following the Business Combination, we contributed $35.0 million to HBR to fund the building, operation, maintenance and repair of the System.
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
We have also committed to fund up to $10.0 million to purchase ten BEV trucks and the charging infrastructure for a one-year pilot program to determine the feasibility of transitioning HES’s or its affiliates’ fleet of trucks from diesel powered vehicles to BEVs that each utilize battery packs not smaller than 150 kWh. If such pilot program is successful, the parties would enter into an agreement for the procurement through us of at least 500 BEVs on terms acceptable to HBR, HES and us. The participants in the pilot program have been selected, and the parties are beginning to work towards an agreement to support the pilot program.
HBR and HES are affiliated with HG Ventures LLC, of which John Glushik, a former member of Legacy Romeo’s board of directors, is Managing Director.
Partnership with Republic
In January 2021, we entered into a Strategic Alliance Agreement with Republic to collaborate on the development of our battery technology for use in Republic’s electric garbage trucks. Republic is the second largest provider of non-hazardous solid waste collection, transfer, disposal, recycling, and environmental services in the United States, as measured by revenue.
Pursuant to the Stockholders’ Agreement, Republic Services will have the right to designate one director for election to our Board of Directors for so long as it maintains beneficial ownership of 1,500,000 shares of our Common Stock. Mr. Stuart, the Executive Vice President, Chief Operating Officer of Republic, is a member of our Board of Directors and was designated for election to our Board of Directors by Republic Services.
Employment Agreements and Other Transactions with Executive Officers
Legacy Romeo had entered into employment agreements and offer letter agreements with certain of its executive officers and reimbursed affiliates for reasonable travel related expenses incurred while conducting business on behalf of Legacy Romeo. See the section titled “Executive Compensation.”

Effective April 15, 2021, Mr. Patterson resigned from his position as Chief Sales Officer. Mr. Patterson and the Company have entered into a letter agreement as of the same date that provides for Mr. Patterson to provide part-time consulting services to the Company and its affiliates through December 31, 2021 in exchange for compensation of $25,000 per month, during which time Mr. Patterson will be deemed to satisfy the continued service requirement for his currently unvested options and the retention bonus paid to him in January 2021.
Conflict of Interest Policy
Our Code of Business Conduct and Ethics requires the Company to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the Audit Committee). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.
Our Audit Committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that the Company enters into such transactions. The Audit Committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the Audit Committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete an annual directors’ and officers’ questionnaire that elicits information about related party transactions.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
Related Person Transactions Policy
Our Board of Directors has adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of the policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company or any of its subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has or will have a direct or indirect material interest. Transactions involving compensation for services provided to the Company as an employee, consultant or director are not considered related person transactions under this policy.
Under the policy, a “related person” is any executive officer, director, nominee to become a director, or a holder of more than 5% of any class of our voting securities, including any of their immediate family members and affiliates, including entities owned or controlled by such persons.
Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to the Audit Committee (or, where review by the Audit Committee would be inappropriate, to another independent body of our Board of Directors) for review. To identify related person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders.
Our Audit Committee will approve only those transactions that it determines are fair to and in the best interests of the Company and our stockholders.
Director Independence

NYSE listing standards require that a majority of our Board of Directors be independent. The NYSE listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Robert S. Mancini, Donald S. Gottwald, Philip Kassin, Timothy E. Stuart and Paul S. Williams are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Mr. Mancini typically presides over such executive sessions.

Each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is an independent director under the applicable committee independence standards of each committee, as promulgated by NYSE listing standards.
Item 14. Principal Accounting Fees and Services
Fees for Independent Registered Public Accounting Firm

The following table presents aggregate fees accrued for professional services rendered by our independent registered public accounting firm for the respective periods indicated:

	Year Ended December 31,
	2021	2020 (1)
Deloitte & Touche LLP
Audit Fees	$1,917,310	$1,910,325
Audit-Related Fees	—	—
Tax Fees	265,013	—
All Other Fees	—	—
Total Fees	$2,182,323	$1,910,325

(1) The fees in this column exclude fees for services rendered by Grant Thornton as the principal accountant for RMG prior to the Business Combination.

Audit fees include the aggregate fees during 2021 and 2020 billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings, including incremental fees related to the Form S-4 for the Business Combination.
Audit-related fees would include fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.”
Tax fees include fees aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice.
All other fees would include fees billed for all other services.
Policy on Audit Committee Pre-Approval of Services of Independent Registered Public Accounting Firm
Our Audit Committee has responsibility for appointing, setting compensation, and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Prior to the engagement of the independent registered public accounting firm, the Audit Committee pre-approves services by category of service and estimated cost as further noted in the engagement letter. The fees are budgeted as part of the Company’s annual/periodic budgeting and forecasting process, and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm for such services.
Prior to the Business Combination, all of the services listed in the table above provided by Grant Thornton were pre-approved by RMG in accordance with its policies then in effect. Following the Business Combination, all of the services listed in the table above provided by Deloitte were pre-approved by our Audit Committee.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a)(1) Financial Statements
The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, titled “Financial Statements and Supplementary Data.”
(a)(2) Financial Statement Schedules

All schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.
(a)(3) Exhibits

Exhibit No.	Description of Exhibits	Incorporation by Reference
2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among RMG Acquisition Corp., RMG Merger Sub, Inc. and Romeo Systems, Inc.	Exhibit 2.1 to the Current Report on Form 8-K filed on October 5, 2020
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 18, 2020, by and among RMG Acquisition Corp., RMG Merger Sub, Inc. and Romeo Systems, Inc.	Exhibit 2.2 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
2.3	Membership Interest Purchase Agreement, dated February 4, 2022, by and among Romeo Power, Inc., Romeo Systems, Inc., BorgWarner Inc., BorgWarner Ithaca LLC and BorgWarner Romeo Power LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2022
3.1	Second Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Current Report on Form 8-K filed on January 5, 2021
3.2	Amended and Restated Bylaws of Romeo Power, Inc.	Exhibit 3.2 to the Current Report on Form 8-K filed on January 5, 2021
4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Current Report on Form 8 K filed on January 5, 2021
4.2	Specimen Warrant Certificate	Exhibit 4.2 to the Current Report on Form 8 K filed on January 5, 2021
4.3	Warrant Agreement between American Stock Transfer & Trust Company, as warrant agent and RMG Acquisition Corp.	Exhibit 4.1 to the Current Report on Form 8-K filed on February 12, 2019
4.4
Amended and Restated Registration Rights Agreement, dated as of December 29, 2020, by and among Romeo Power, Inc., RMG Sponsor, LLC, each of the Existing Holders (as defined therein), and each of the New Holders (as defined therein)
Exhibit 4.4 to the Current Report on Form 8-K filed on January 5, 2021
4.5	Form of Romeo Systems, Inc. Stock Purchase Warrant	Exhibit 4.5 to the Current Report on Form 8-K filed on January 5, 2021
4.6	Description of Capital Stock of Romeo Power, Inc.	Filed herewith
10.1#	Form of Indemnity Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2021
10.2	Form of Subscription Agreement	Exhibit 10.8 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2021

10.3
Amendment No. 1, dated as of November 18, 2020, to the Subscription Agreement, dated as of October 5, 2020, by and among RMG Acquisition Corp., Romeo Systems, Inc. and Republic Services Alliance Group III, Inc.
Exhibit 10.1 to the Current Report on Form 8-K filed on November 19, 2020
10.4	Stockholders’ Agreement, dated as of December 29, 2020, by and among Romeo Power, Inc., RMG Sponsor, LLC, and each stockholder party thereto	Exhibit 10.4 to the Current Report on Form 8-K filed on January 5, 2021
10.5#	Romeo Power, Inc. 2020 Long-Term Incentive Plan	Exhibit 10.8 to the Current Report on Form 8-K filed on January 5, 2021
10.6#	Form of Stock Option Agreement under the Romeo Power, Inc. 2020 Long-Term Incentive Plan	Exhibit 10.9 to the Form10-K filed on April 15, 2021
10.7#	Form of Restricted Stock Unit Agreement under the Romeo Power, Inc. 2020 Long-Term Incentive Plan	Exhibit 10.10 to the Form10-K filed on April 15, 2021
10.8#	Form of Performance-Based Restricted Stock Unit Agreement under the Romeo Power, Inc. 2020 Long-Term Incentive Plan	Exhibit 10.11 to the Form10-K filed on April 15, 2021
10.9#	Romeo Systems, Inc. 2016 Stock Plan	Exhibit 10.10 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.10#	Form of Stock Option Agreement under the Romeo Systems, Inc. 2016 Plan	Exhibit 10.11 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.11#	Executive Employment Agreement, effective as of September 17, 2020, by and between Romeo Systems, Inc. and Lionel E. Selwood, Jr.	Exhibit 10.12 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.12#	Executive Employment Agreement, effective as of June 6, 2019, by and between Romeo Systems, Inc. and Abdul Kader El Srouji	Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.13	Battery Recycling Agreement, dated as of October 2, 2020, by and among Heritage Battery Recycling, LLC and Romeo Systems, Inc.	Exhibit 10.16 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.14**	Product Supply Master Agreement, dated as of September 8, 2020, by and between Romeo Systems, Inc. and Phoenix Cars LLC	Exhibit 10.17 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.15**	Supply Agreement, dated as of August 28, 2020, by and between Nikola Corporation and Romeo Systems, Inc.	Exhibit 10.18 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.16**	Product Supply Master Agreement, dated as of July 13, 2020, by and between Romeo Systems, Inc. and Lightning Systems, Inc.	Exhibit 10.19 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.17**	Purchase Agreement, dated as of November 2, 2020, by and between Romeo Systems, Inc. and Lion Buses Inc.	Exhibit 10.23 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.18**	Intellectual Property License Agreement by and among BorgWarner Inc., Romeo Systems, Inc., Romeo Systems Technology, LLC and BorgWarner Romeo Power, LLC	Exhibit 10.21 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.19	Joint Venture Operating Agreement by and among BorgWarner Ithaca LLC, Romeo Systems, Inc. and BorgWarner Romeo Power LLC	Exhibit 10.22 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020
10.20	Lease between CenterPoint Properties Trust and Romeo Systems, Inc.	Exhibit 10.20 to Amendment No. 2 to Registration Statement on Form S-4 filed on December 4, 2020

10.21#	Executive Employment Agreement, effective as of September 16, 2019, by and between Romeo Systems, Inc. and Lauren Webb	Exhibit 10.23 to the Current Report on Form 8-K filed on January 5, 2021
10.22#	Executive Employment Agreement, effective as of April 1, 2019, by and between Romeo Systems, Inc. and Criswell Choi	Exhibit 10.24 to the Current Report on Form 8-K filed on January 5, 2021
10.23#	Form of Retention Agreement	Exhibit 10.25 to the Current Report on Form 8-K filed on January 5, 2021
10.24#	Consulting Services Letter Agreement, dated April 15, 2021, by and between Michael Patterson and Romeo Power, Inc.	Exhibit 10.1 to the Form 10-Q filed on May 17, 2021
10.25#	Offer Letter, dated June 13, 2021, by and between Romeo Power, Inc. and Kerry Shiba.	Exhibit 10.1 to the Form 10-Q filed on August 16, 2021
10.26#	Offer Letter, dated June 10, 2021, by and between Romeo Power, Inc. and Matthew Sant.	Exhibit 10.2 to the Form 10-Q filed on August 16, 2021
10.27#	Executive Employment Agreement, dated August 5, 2021, by and between Romeo Power, Inc. and Susan Brennan.	Exhibit 10.1 to the Form 8-K filed on August 6, 2021
10.28#	Consulting Agreement, dated August 5, 2021, by and between Romeo Power, Inc. and Lionel E. Selwood, Jr.	Exhibit 10.2 to the Form 8-K filed on August 6, 2021
10.29**	Supplemental Agreement, effective August 10, 2021, by and among Romeo Power, Inc. and LG Energy Solution, Ltd.	Exhibit 10.1 to the Form 8-K filed on August 13, 2021
10.30#	Romeo Power, Inc. Executive Severance and Change in Control Plan, effective August 30, 2021.	Exhibit 10.1 to the Form 8-K filed on September 3, 2021
10.31	Single-Tenant Commercial Lease, effective October 1, 2021, by and between Romeo Power, Inc. and Warland Investments Company.	Exhibit 10.5 to the Form 10-Q filed on November 15, 2021
10.32	First Amendment to Lease between CenterPoint Properties Trust and Romeo Systems, Inc., dated January 28, 2022.	Filed herewith
21.1	Subsidiaries of the Registrant	Exhibit 21.1 to the Form10-K filed on April 15, 2021
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
**    Portions of this Exhibit have been omitted in accordance with Item 601 of Regulation S-K.
#    Indicates management contract or compensatory plan.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules
See Item 15(a)(2) above.

Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROMEO POWER, INC.

Date: March 1, 2022	By:	/s/ Susan S. Brennan
Susan S. Brennan
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Susan S. Brennan	President, Chief Executive Officer and Director	March 1, 2022
Susan S. Brennan	(Principal Executive Officer)

/s/ Kerry A. Shiba	Chief Financial Officer and Treasurer	March 1, 2022
Kerry A. Shiba	(Principal Financial Officer)

/s/ Yun Han	Chief Accounting Officer	March 1, 2022
Yun Han	(Principal Accounting Officer)

/s/ Robert S. Mancini	Chairman of the Board	March 1, 2022
Robert S. Mancini

/s/ Donald S. Gottwald	Director	March 1, 2022
Donald S. Gottwald

/s/ Laurene Horiszny	Director	March 1, 2022
Laurene Horiszny

/s/ Philip Kassin	Director	March 1, 2022
Philip Kassin

/s/ Timothy E. Stuart	Director	March 1, 2022
Timothy E. Stuart

/s/ Lauren Webb	Director	March 1, 2022
Lauren Webb

/s/ Paul S. Williams	Director	March 1, 2022
Paul S. Williams