Form 10-Q
period 2022-06-30
Romeo Power, Inc.
filed 2022-08-08
CIK 1757932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-38795

ROMEO POWER, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-2289787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5560 Katella Avenue Cypress, CA 90630
(833) 467-2237
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

4380 Ayers Avenue Vernon, CA 90058
(Former address, if changed since last report)
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☒
As of August 1, 2022, 185,908,638 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Part I - Financial Statements
Item 1. Financial Statements

Condensed Consolidated Balance Sheets As of June 30, 2022 and December 31, 2021 (Unaudited) (In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$38,707	$22,638
Investments	—	97,309
Accounts receivable, net of allowance for expected credit loss of $3 and $0 at June 30, 2022 and December 31, 2021, respectively	4,166	8,378
Inventories, net	45,397	37,125
Insurance receivable	—	1,250
Prepaid inventories	6,057	3,002
Prepaid expenses and other current assets	7,046	5,579
Total current assets	101,373	175,281
Restricted cash	3,000	3,000
Property, plant and equipment, net	31,807	15,158
Equity method investments	35,000	36,329
Operating lease right-of-use assets	22,299	23,115
Finance lease right-of-use assets	4,008	4,070
Deferred assets	5,018	5,018
Prepayment - long-term supply agreement	64,703	64,703
Insurance receivable	6,000	6,000
Other noncurrent assets	2,019	2,772
Total assets	$275,227	$335,446

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,088	$11,724
Accrued expenses	14,552	8,156
Contract liabilities	257	384
Operating lease liabilities, current	798	416
Finance lease liabilities, current	1,152	927
Other current liabilities	743	1,509
Total current liabilities	33,590	23,116
Private placement warrants	30	1,526
Operating lease liabilities, net of current portion	22,544	23,058
Finance lease liabilities, net of current portion	2,170	2,595
Legal settlement payable	6,000	6,000
Total liabilities	64,334	56,295
Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock ($0.0001 par value, 250,000,000 shares authorized, 185,811,279 and 134,458,439 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	19	13
Additional paid-in capital	503,967	451,040
Accumulated other comprehensive loss	—	(366)
Accumulated deficit	(293,093)	(171,536)
Total stockholders’ equity	210,893	279,151
Total liabilities and stockholders’ equity	$275,227	$335,446
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income For The Three and Six Months Ended June 30, 2022 and 2021 (Unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product revenues	$5,650	$466	$17,052	$1,078
Service revenues	79	460	248	902
Total revenues (1)	5,729	926	17,300	1,980

Cost of revenues:
Product cost	19,630	5,542	48,746	9,980
Service cost	68	403	205	792
Total cost of revenues	19,698	5,945	48,951	10,772
Gross loss	(13,969)	(5,019)	(31,651)	(8,792)

Operating expenses:
Research and development	7,132	1,792	13,837	5,563
Selling, general and administrative	18,741	20,884	40,989	36,786
Acquisition of in-process research and development	—	—	35,402	—
Total operating expenses	25,873	22,676	90,228	42,349
Operating loss	(39,842)	(27,695)	(121,879)	(51,141)
Interest expense	(39)	(5)	(78)	(12)
Change in fair value of public and private placement warrants	225	1,995	1,496	118,120
Investment loss, net	(788)	(379)	(825)	(289)
(Loss) income before income taxes and loss in equity method investments	(40,444)	(26,084)	(121,286)	66,678
Loss in equity method investments	—	(563)	(271)	(1,206)
Provision for income taxes	—	—	—	(10)
Net (loss) income	(40,444)	(26,647)	(121,557)	65,462

Other comprehensive (loss) income
Available-for-sale debt investments:
Change in net unrealized losses, net of income taxes	(18)	34	(734)	(308)
Net losses reclassified to earnings, net of income taxes	758	115	1,100	153
Total other comprehensive income (loss), net of income taxes	740	149	366	(155)
Comprehensive (loss) income	$(39,704)	$(26,498)	$(121,191)	$65,307

Net (loss) income per share
Basic	$(0.25)	$(0.20)	$(0.82)	$0.50
Diluted	$(0.25)	$(0.20)	$(0.82)	$0.48
Weighted average number of shares outstanding
Basic	160,163,249	131,059,149	147,780,749	129,930,204
Diluted	160,163,249	131,059,149	147,780,749	135,083,827
(1)    Total revenues included related party revenues of zero and $573 for the three months ended June 30, 2022 and 2021, respectively, and $162 and $1,286 for the six months ended June 30, 2022 and 2021, respectively. See Note 14 - Transactions with Related Parties.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity For The Three and Six Months Ended June 30, 2022 (Unaudited) (In thousands, except share data)

	Common Stock		APIC	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount

Balance—March 31, 2022	151,221,283	$15	$476,907	$(740)	$(252,649)	$223,533
Issuance of common stock	68,824	—	—	—	—	—
Issuance of common stock under ATM agreement, net of costs (Note 1)	34,521,172	4	23,822	—	—	23,826
Stock based compensation	—	—	3,238	—	—	3,238
Other comprehensive income	—	—	—	740	—	740
Net loss	—	—	—	—	(40,444)	(40,444)
Balance—June 30, 2022	185,811,279	$19	$503,967	$—	$(293,093)	$210,893

	Common Stock		APIC	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount

Balance—December 31, 2021	134,458,439	$13	$451,040	$(366)	$(171,536)	$279,151
Issuance of common stock	148,360	—	7	—	—	7
Issuance of common stock under SEPA agreement, net of stock purchase discount (Note 1)	16,683,308	2	24,998	—	—	25,000
Issuance of common stock under ATM agreement, net of costs (Note 1)	34,521,172	4	23,822	—	—	23,826
Settlement on restricted stock tax withholding	—	—	(1)	—	—	(1)
Stock based compensation	—	—	4,101	—	—	4,101
Other comprehensive income	—	—	—	366	—	366
Net loss	—	—	—	—	(121,557)	(121,557)
Balance—June 30, 2022	185,811,279	$19	$503,967	$—	$(293,093)	$210,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity For The Three and Six Months Ended June 30, 2021 (Unaudited) (In thousands, except share data)

	Common Stock		APIC	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount

Balance—March 31, 2021	130,529,147	$13	$418,335	$(304)	$(89,458)	$328,586
Issuance of common stock	1,815,913	—	7,575	—	—	7,575
Proceeds receivable from common stock issuance	—	—	(7,144)	—	—	(7,144)
Issuance of common stock as contract consideration	650,000	—	5,018	—	—	5,018
Stock based compensation	—	—	6,162	—	—	6,162
Other comprehensive loss	—	—	—	149	—	149
Net loss	—	—	—	—	(26,647)	(26,647)
Balance—June 30, 2021	132,995,060	$13	$429,946	$(155)	$(116,105)	$313,699

	Common Stock		APIC	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance—December 31, 2020	126,911,861	$12	$377,253	$—	$(181,567)	$195,698
Issuance of common stock	5,433,199	1	44,201	—	—	44,202
Proceeds receivable from common stock issuance	—	—	(7,144)	—	—	(7,144)
Issuance of common stock as contract consideration	650,000	—	5,018	—	—	5,018
Stock based compensation	—	—	10,618	—	—	10,618
Other comprehensive loss	—	—	—	(155)	—	(155)
Net income	—	—	—	—	65,462	65,462
Balance—June 30, 2021	132,995,060	$13	$429,946	$(155)	$(116,105)	$313,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows For The Six Months Ended June 30, 2022 and 2021 (Unaudited) (In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) Income	$(121,557)	$65,462
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,590	999
Amortization of investment premium paid	233	990
Allowance for expected credit loss	3	—
Loss on sale of available-for-sale investments	1,270	154
Stock-based compensation	4,101	10,618
Inventory provision	4,551	1,242
Change in fair value of public and private placement warrants	(1,496)	(118,120)
Acquisition of in-process research and development (Note 1)	35,402	—
Loss in equity method investments	271	1,206
Non-cash lease expense - operating leases	1,039	119
Non-cash lease expense - finance leases	336	142
Other	—	(134)
Changes in operating assets and liabilities:
Accounts receivable	3,900	(1,151)
Inventories	(12,823)	(3,920)
Prepaid inventories	(3,055)	(3,899)
Prepaid and other current assets	(1,409)	(4,478)
Accounts payable	3,095	5,369
Accrued expenses	1,135	1,776
Deferred costs	—	(2,217)
Contract liabilities	(127)	2,308
Operating lease liabilities	(355)	(124)
Other, net	2,020	(102)
Net cash used in operating activities	(81,876)	(43,760)

Cash flows from investing activities:
Purchase of investments	—	(304,868)
Proceeds from maturities of investments	1,483	78,633
Proceeds from sales of investments	94,689	1,300
Equity method investment	—	(4,000)
Asset acquisition, net of cash acquired (Note 14)	(34,035)	—
Capital expenditures	(12,550)	(2,113)
Net cash provided by (used in) investing activities	49,587	(231,048)

(Continued)

Condensed Consolidated Statements of Cash Flows For The Six Months Ended June 30, 2022 and 2021 (Unaudited) (In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Issuance of common stock under the SEPA, net of stock purchase discount (Note 1)	25,000	—
Issuance of common stock under the ATM, net of costs (Note 1)	23,826	—
Exercise of stock options	7	5,058
Exercise of stock warrants	—	21,580
Settlement on restricted stock withholding	(1)	—
Warrant redemption payments	—	(72)
Principal portion of finance lease liabilities	(474)	(154)
Net cash provided by financing activities	48,358	26,412

Net change in cash, cash equivalents and restricted cash	$16,069	$(248,396)
Cash, cash equivalents and restricted cash, beginning of period	25,638	293,942
Cash, cash equivalents and restricted cash, end of period	$41,707	$45,546

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$38,707	$44,046
Restricted cash	3,000	1,500
Total cash, cash equivalents and restricted cash	$41,707	$45,546

Supplemental cash flow information:
Cash paid for interest	$6	$—
Cash paid for income taxes	$—	$10

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable and accrued expenses at the end of period	$9,036	$514
Finance lease right-of-use assets obtained in exchange of finance lease liabilities	$274	$—
Write off of equity method investment in the BorgWarner JV (Note 1)	$1,058	$—
Extinguishment of PPP loan	$—	$5,108
(Concluded)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Romeo Power, Inc. designs, engineers, and manufactures lithium-ion cylindrical battery packs for EVs and energy storage solutions, with a focus on battery innovation, functionality, energy density, safety, and performance. We are headquartered in Cypress, California.
Unless the context otherwise requires, “Romeo,” the “Company,” “we,” “us,” or “our” refers to the combined company and its subsidiaries following the Business Combination and “Legacy Romeo” refers to Romeo Systems, Inc. (“Romeo Systems”).
Acquisition of BorgWarner’s Ownership in the BorgWarner Romeo Power LLC

In May 2019, Legacy Romeo and BorgWarner formed BorgWarner Romeo Power LLC (“the JV” or “BorgWarner JV”). On October 25, 2021, BorgWarner exercised its rights under the JV Agreement to put its ownership interest in the JV to Romeo. Following agreed upon steps related to the put process, Romeo acquired BorgWarner’s 60% ownership interest in the JV pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) on February 4, 2022 (the “Purchase Agreement Closing Date”). Upon acquiring the additional 60% of the JV, Romeo owned 100% interest of the JV. Romeo subsequently dissolved the JV, effective February 11, 2022, and distributed all of the JV’s assets, including its rights under Romeo’s intellectual property, to Romeo. As a result, Romeo has recaptured all of the rights under its intellectual property that it had previously been licensed to the JV under the Intellectual Property License Agreement (the “IP License”). Consequently, we now have the right to exploit all of our intellectual property in all fields of use and all geographic markets. Further, by dissolving the JV and terminating the IP License, we also assumed full, unilateral control of our R&D budget and related activities.

The Company accounted for the Purchase Agreement as an asset acquisition, as it was determined that the acquired JV did not meet the definition of a business under Accounting Standards Codification (ASC) 805, Business Combinations. The total consideration transferred has been allocated to the non-monetary assets acquired and liabilities assumed based on their relative fair value.

As of December 31, 2021, the carrying value of the non-marketable equity investment was $1.3 million, representing the Company’s contributions to the JV offset by the Company’s share of equity method investee losses, and was presented as equity method investments on the consolidated balance sheet. For the quarter ended March 31, 2022, the JV had no revenue and recorded a net loss of $0.7 million up to the time of the acquisition which was February 4, 2022. The Company reflected its 40% share of the JV’s losses as loss in equity method investments in the consolidated statements of operations through the Purchase Agreement Closing Date.

Prior to the Purchase Agreement Closing Date, the unconsolidated balance sheet of the JV had total assets of $3.0 million, total liabilities of $0.3 million and total equity of $2.7 million.

The following table presents the components of the consideration transferred at the Purchase Agreement Closing Date (in thousands):

Description	Purchase Consideration
Cash transferred	$28,614
Carrying amount of the Company’s equity method investment in the JV	1,057
Transaction costs	8,446
Total	$38,117

The primary asset acquired in the Purchase Agreement constitutes an in-process research and development asset (“IPR&D”). Due to the nature of the other assets acquired and liabilities assumed, the difference between the fair value of the consideration transferred and the fair value of the tangible net assets acquired, the remaining cost was allocated solely to the IPR&D. The Company recorded a charge of $35.4 million to acquired in-process research and development expense in the condensed consolidated statements of operations at the Purchase Agreement Closing Date because the Company determined that the IPR&D asset had no alternative future use that is distinct and different from the Company’s existing research and development.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of the purchase allocation (in thousands):

Description	Amount
Total consideration transferred	$38,117
Cash received	(3,025)
Liabilities assumed	310
Acquired IPR&D	$35,402

The Company has elected the accounting policy to present the cash payments for IPR&D assets acquired in an asset acquisition that have no alternative use as investing activities in our condensed consolidated statements of cash flows for the six months ended June 30, 2022.

Basis of Presentation
The accompanying financial statements include the results of Romeo Power, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated and the effect of variable interest entities have been considered in the consolidation.

As of June 30, 2022, we had cash and cash equivalents of $38.7 million. We have recurring losses, which have resulted in an accumulated deficit of $293.1 million as of June 30, 2022.

On February 15, 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), which is an affiliate of Yorkville Advisors. Under terms of the SEPA, we have the right, but not the obligation, to sell up to $350.0 million of common equity to an affiliate of Yorkville Advisors, subject to certain limitations, at the time of our choosing during the two-year term of the agreement. The agreement requires a $1.00 minimum price per share of the Company’s Common Stock for sales under the SEPA to occur, which requirement was not met as of June 30, 2022. During the three months ended June 30, 2022, no shares of common stock of the Company (“Common Stock”) were issued under the SEPA. During the six months ended June 30, 2022, we issued 16.7 million shares of Common Stock to Yorkville for cash proceeds of $25.0 million, all of which occurred in the first quarter of 2022, with a portion of the shares issued as non-cash stock purchase discount under the SEPA.

On May 12, 2022, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock, having an aggregate offering price of up to $200,000,000 (the “ATM”) through Cowen as its sales agent. During the three and six months ended June 30, 2022, we issued 34.5 million shares of Common Stock to Cowen for cash proceeds of $23.8 million, net of costs, under the ATM.

As further described under Note 16 – Subsequent Events, on July 30, 2022, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Nikola Corporation, a Delaware corporation and the J Purchaser Corp., a Delaware corporation and a wholly owned subsidiary of Nikola (“Purchaser”) whereby the Company will be merged into Nikola as the result of an all-stock transaction (the “Transaction). Concurrently with the execution of the Merger Agreement, Romeo and Romeo Systems (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Nikola as the lender (the “Lender”). The Loan Agreement provides for a liquidity support in the form of a senior secured debt facility (the “Facility”) in an aggregate principal amount of up to $30.0 million. The Facility also provides for certain incremental increases of up to $20.0 million, which may become available for drawing to cover the shortfall (if any) of actual increased liquidity of the Borrowers, as compared to targeted increased liquidity of $20.0 million, for battery packs to be purchased by the Lender under an agreed to temporary and non-refundable price increase, and subject to certain terms and conditions set forth in the Loan Agreement. Loans under the Facility may be made until the earlier of (a) six months from the date of the execution and delivery of the Merger Agreement and the Loan Agreement and (b) the date of the termination of the Merger Agreement. All amounts outstanding under the Facility will be due upon the earlier of (a) the date that is the six-month anniversary of the termination of the Merger Agreement and (b) June 30, 2023, which is the six-month anniversary of the End Date as defined in the Merger Agreement, subject to acceleration upon the occurrence of certain events set forth in the Facility Loan Agreement. Interest will be payable on borrowings under the Facility at daily SOFR plus 8.00%. The Transaction is

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
expected to be completed by the end of October 2022, subject to customary closing conditions, including regulatory approval and the tender by the Company’s stockholders of shares representing a majority of the Company’s outstanding common stock.

Although management has explored a range of options to further address the Company’s capitalization and liquidity, management has concluded as of the date of this filing that other alternatives sufficient in amount and timing to fund our ongoing operating losses and cash flow needs are not available. In consideration of these factors, and as a result of continuing anticipated operating cash outflows, capital expenditures, amounts paid to BorgWarner in February 2022, and costs to support future growth, we believe that substantial doubt exists regarding our ability to continue as a going concern on a standalone basis for 12 months from the date of the issuance of our financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the SEC. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022 (the “2021 Form 10-K”).

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

Immaterial Correction of Previously Issued Condensed Consolidated Financial Statements

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

As of December 29, 2020, the date of the Business Combination, the performance condition was satisfied (the “Performance Condition Date”), and we began recognizing stock-based compensation expense, based on the fair value of the award at August 12, 2020 which was the stock option grant date (the “Grant Date”). We recognized the expense prospectively, over the remaining requisite service period, which was six months from the date of the Business Combination and included the period of December 29, 2020 through June 27, 2021.

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

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The following tables provide the impact of the correction on our previously issued condensed consolidated financial statements for the three and six months ended June 30, 2021.

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

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to the significant accounting policies disclosed in Note 2 of the notes to consolidated financial statements in Part II, Item 8 of the 2021 Form 10-K, the Company has the following significant accounting policies.
Impairment of Long-Lived Assets—We review the carrying value of our long-lived assets, including property, plant and equipment and lease ROU assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We measure recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset or asset group is expected to generate, and consider other factors regarding the Company’s future performance including revenue growth, sales backlog, commercial market size and market share, production capabilities and historical equity market capitalization of the Company. If the asset or asset group is not recoverable, its carrying amount would be adjusted down to its fair value. As of June 30, 2022, the Company identified an indicator of impairment of the long-lived assets, but determined based on future undiscounted cash flow estimates and other factors noted above that the asset group is recoverable. Potential impairment charges may be required in the future if the Company’s current forecasts are significantly reduced or not realized.

Derivative Accounting for the SEPA—We issued 16.7 million shares of Common Stock to Yorkville for cash proceeds of $25.0 million with a portion of the shares issued as non-cash stock purchase discount under the SEPA during the three months ended March 31, 2022. The Company has the right, but not the obligation, to sell up to $350 million of Common Stock to Yorkville, subject to certain limitations, at the time of our choosing during the two-year term of the agreement. The Company determined that SEPA represents a derivative financial instrument under ASC 815, Derivatives and Hedging, which should be recorded at fair value at inception and each reporting date thereafter. The financial instrument was classified as a derivative asset with a fair value of zero at the inception of the SEPA and as of June 30, 2022.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. We early adopted ASU 2021-08 on a prospective basis effective January 1, 2022 and the adoption of the new guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In August 2020, the FASB issued ASU 2020-06 , Debt - Debt with Conversion and Other Options ( Subtopic 470-20 ) and Derivatives and Hedging - Contracts in an Entity’s Own Equity ( Subtopic 815-40 ): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendment also simplifies the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity's Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendment revises the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity's ability to rebut the presumption. ASU 2020-06 may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. We adopted ASC 2020-06 effective January 1, 2022 and the adoption of the new guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

Other recently issued accounting updates are either not expected to have a material impact or are not relevant to our condensed consolidated financial statements.

3.       REVENUES
Contract Liabilities

Contract liabilities in the accompanying condensed consolidated balance sheets relate to payments received in advance of satisfying performance obligations under our contracts and are realized when the associated revenue is recognized under the contracts. During the three and six months ended June 30, 2022, changes in contract liabilities were as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Beginning balance	$331	$384
Revenues recognized	(96)	(168)
Increase due to billings	22	41
Ending balance	$257	$257

Contract liabilities are earned as services and prototypes are transferred to the customer. The remaining contract liability balance as of June 30, 2022 is expected to be earned and recognized as revenue within the next 12 months.
Backlog

As of June 30, 2022, we had executed certain contracts with customers to deliver specific battery packs, modules, and battery management system and software services. These contracts contain minimum quantity purchase requirements that are non-cancellable (other than for a breach by Romeo), and we have enforceable rights to pursue payments due under these contracts under make-whole provisions, or through customary remedies for breach of contract if the minimum quantities are not ordered. However, in light of the announced Transaction, the Company expects some of its other customers to potentially cancel, reduce or delay some of their purchases either pursuant to the terms of their respective contracts or through direct negotiations. The following table presents the non-cancellable minimum purchase commitments under such contracts as of June 30, 2022 (in thousands):

Contractual Minimum Purchase Commitments
Purchase contracts with make-whole provisions (1)	$315,949
Purchase contracts with provisions of customary remedies for breach of contract (2)	90,462
Total	$406,411

(1)     For approximately $315.9 million of unsatisfied performance obligations related to minimum quantity purchase commitments, if the customers do not follow through on their minimum purchase commitments, we would receive a maximum of $296.7 million under certain make-whole provisions included in these contracts.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2) For the remaining $90.5 million of unsatisfied performance obligations related to minimum quantity purchase commitments included in these contracts, if the customers do not follow through on their minimum purchase commitments, we would seek damages through customary remedies for breach of contract.

The following table presents the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2022 (in thousands):

Revenues Expected To be Recognized
July 1, 2022 through December 31, 2022	$24,947
January 1, 2023 through December 31, 2024	281,158
Thereafter	100,306
Total	$406,411

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

Disaggregation of Revenues
We earn revenue through the sale of products and services. Product and service lines are the disaggregation of revenues primarily used by management, as this disaggregation allows for the evaluation of market trends, and certain product lines and services vary in recurring versus non-recurring nature. We do not have any material sales outside of North America.

The following table disaggregates revenues by when control is transferred for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Point in time	$5,650	$466	$17,052	$1,078
Over time	79	460	248	902
Total	$5,729	$926	$17,300	$1,980

4.       INVENTORIES, NET

As of June 30, 2022 and December 31, 2021, inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$41,438	$35,327
Work-in-process	2,589	1,364
Finished goods	1,370	434
Total inventories	$45,397	$37,125

We provide inventory write downs for slow-moving and obsolete inventory items when the net realizable value of inventory items is less than their carrying value. The Company then evaluates the carrying value of the remaining raw materials inventories based on the market resale value assumption using recent purchase information, supplier quotes or reputable third-

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
party sources for market price. Work in progress is valued at an estimate of cost, including attributable direct labor and overhead, based on stage of completion. During the three months ended June 30, 2022 and 2021, we recorded $1.3 million and $0.8 million inventory provision, respectively, in cost of revenues. During the six months ended June 30, 2022 and 2021, we recorded $4.6 million and $1.2 million inventory provision, respectively, in cost of revenues.

5.       EQUITY METHOD INVESTMENTS

BorgWarner Romeo Power LLC
Legacy Romeo and BorgWarner formed the JV on June 28, 2019. Legacy Romeo and BorgWarner received a 40% interest and 60% interest in the JV, respectively. Subsequently, Legacy Romeo and BorgWarner agreed to contribute an additional $10.0 million in total to the Joint Venture which represented funding for 2021 capital needs. In January 2021, we invested $4.0 million in the JV, which represented our pro rata share of the agreed upon funding. During the three and six months ended June 30, 2022 2022 and 2021, we recorded our share of the net loss of the JV as “Loss in equity method investments” in our condensed consolidated statements of operations and comprehensive (loss) income. For information on our transactions with the JV, see Note 14 - Transactions with Related Parties. On October 25, 2021, BorgWarner elected to exercise a right under the Joint Venture Operating Agreement, dated May 6, 2019 (the “Operating Agreement”), to put its 60% ownership stake in the JV to the Company. For further information on our acquisition of the BorgWarner’s ownership share in the JV, see Note 1.
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
As of June 30, 2022, HBR had not yet begun construction of the battery recycling facility or begun operation of the System. Therefore, during the three and six months ended June 30, 2022, there were no profits or losses from our equity method investment to be recognized in our condensed consolidated statement of operations and comprehensive (loss) income.

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
On February 16, 2021, we announced the redemption of all of the outstanding Public Warrants to purchase shares of our Common Stock, which were issued under the Warrant Agreement, dated February 7, 2019, by and between RMG and American
Stock Transfer & Trust Company, LLC, as warrant agent. All Public Warrants could be exercised until April 5, 2021 to purchase shares of our Common Stock, at the exercise price of $11.50 per share, and any Public Warrants that remained unexercised were voided and no longer exercisable. On April 5, 2021, 7,223,683 Public Warrants were redeemed at the redemption price of $0.01 per Public Warrant. The Company paid Public Warrant holders a total of $72,237 in connection with the redemption.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Public and Private Placement warrants are recorded as liabilities in our condensed consolidated balance sheets. As of each of June 30, 2022 and December 31, 2021, we had 3,178,202 Private Placement Warrants and no Public Warrants outstanding.

7.      STOCK-BASED COMPENSATION

2020 Stock Plan

On December 29, 2020, our stockholders approved the Romeo Power, Inc. 2020 Long-Term Incentive Plan (the “2020 Plan”). The purpose of the 2020 Plan is to attract, retain, incentivize and reward top talent through stock ownership, to improve operating and financial performance and strengthen the mutuality of interest between eligible award recipients and stockholders.

The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock unit awards (“RSU”s), stock appreciation rights, dividend equivalent rights, and performance-based stock unit awards (“PSU”s) (collectively, “stock awards”) and cash awards. Incentive stock options may be granted only to our employees, including officers, and the employees of our subsidiaries. All other stock awards and cash awards may be granted to our employees, officers, non-employee directors, and consultants and the employees and consultants of our subsidiaries and affiliates.

The aggregate number of shares of our Common Stock that may be issued pursuant to stock awards under the 2020 Plan will not exceed the sum of (x) 15,000,000 shares, plus (y) 11,290,900, the number of shares subject to outstanding awards under the 2016 Plan on the date of the Business Combination.

During six months ended June 30, 2022, we issued RSUs and PSUs under the 2020 Plan, as described further in the section titled “Restricted Stock Units and Performance-related Stock Units” below. As of June 30, 2022, there were 9,456,112 shares remaining available for issuance under the 2020 Stock Plan.

Time-based Option awards
During the six months ended June 30, 2022, we did not grant any stock options to employees and our employees exercised stock options totaling 4,396 shares for total proceeds of $7 thousand.
The following table summarizes our time-based stock option activity (dollars in thousands, except weighted average exercise prices):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding Options, December 31, 2021	3,410,387	$4.13	4.7	$2,496
Exercised	(4,396)	1.56		8
Forfeited	(161,103)	4.69		—
Expired	(243,026)	4.09		—
Outstanding Options, June 30, 2022	3,001,862	$4.10	3.7	$—
Exercisable and vested, June 30, 2022	2,982,213	$4.11	3.7	$—

Restricted Stock Units and Performance-related Stock Units
During six months ended June 30, 2022, we granted 7,455,850 RSUs and PSUs to our employees and directors. The RSUs granted to our employees are generally eligible to vest over three years from the commencement date, subject to continued employment on each vesting date. Primarily, one third of these shares vest on the one-year anniversary of the vesting commencement date and the remaining shares vest equally over eight quarters thereafter. On June 30, 2022, our directors were

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
granted an aggregate of 820,862. Our directors elected to defer settlement of such RSUs until the earlier of the separation of their service on the Board of Directors or a certain future date. The 820,862 RSUs were included in the outstanding RSUs as of June 30, 2022.

The PSUs vest after three years from the commencement date based on the achievement of the either certain predetermined performance goals or market goals, and are payable in cash or shares of our Common Stock, at our election. The market based goal is measured by the 100-trading-day average stock closing price at the end of the 2021 to 2023 performance period, and total stockholder’ return (“TSR”) of the Company relative to the TSRs of a selected public company peer group at the end of the 2022 to 2024 performance period. The performance-based goal is measured by the achievement of certain internal operations results for the first fiscal year of the respective three-year performance period commencing when the PSUs are granted. The performance-based measurements for the 2021 to 2023 performance period include backlog targets and percentage reductions in bill-of-material costs per Kilowatt-Hour for the fiscal year ended December 31, 2021. The performance-based measurements for the 2022 to 2024 performance period include revenue targets and percentage of first-pass manufacturing yield of certain battery modules we manufacture for the fiscal year ending December 31, 2022. The actual number of shares to be issued for the PSUs will be the higher of the market-based vesting percentage or the performance-based vesting percentage, subject to a market-based limitation, and can range from 0% to 200% of the target number of shares set at the time of grant. For the period ended on December 31, 2021, the market-based valuation exceeded the performance based results. Stock-based compensation expense for the PSUs is recognized on a straight-line basis over the service period based upon the value determined using the Monte Carlo valuation method for the market goal plus an incremental value, if any, determined by expected achievement of the performance-based goals. The Monte Carlo valuation method incorporates stock price correlation and other variables over the time horizons matching the performance periods. For the performance goals measured by revenue targets and percentage of first-pass manufacturing yield of certain battery modules, management will review and assess the achievement of the performance-based goals quarterly through the performance assessment period ending December 31, 2022.

The grant date fair value of the PSUs granted on February 18, 2022 derived from the Monte Carlo simulation was based, in part, on the following assumptions:

Fair Value Assumptions:
Grant date stock price	$2.05
Risk-free interest rate	1.67%
Simulation term (in years)	3.0
Expected volatility	63.1%
Dividend yield	0%
Grant date fair value per share	$3.27
The following table summarizes our RSU and PSU activity during the six months ended June 30, 2022 (dollars in thousands, except weighted average fair values):

	Shares		Weighted Average Fair Value
Outstanding at December 31, 2021	3,824,397		$6.64
Granted	7,455,850		$2.25
Released	(144,844)		$9.18
Forfeited	(1,710,583)		$6.68
Outstanding at June 30, 2022	9,424,820	(1)	$3.12

(1)    Includes 820,862 shares of Common Stock subject to vested RSUs, the recipients of which elected to defer the settlement of such RSUs under our RSU deferral program for our board members who selected such deferral.

The fair value of all RSUs and PSUs granted during the six months ended June 30, 2022 was $16.8 million.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock-based compensation expense

During the three months ended June 30, 2022 and 2021, we recognized a total of $3.2 million and $6.2 million, respectively, of stock-based compensation (“SBC”) expense related to the vesting of stock options, RSUs and PSUs. During the six months ended June 30, 2022 and 2021, we recognized a total of $4.1 million and $10.6 million, respectively, of SBC expense related to the vesting of stock options, RSUs and PSUs. The SBC expense for the six months ended June 30, 2022 reflects a $2.7 million reversal of previously recognized SBC expense for unvested PSUs and RSUs forfeited due to terminations of employment.

The following table summarizes our SBC expense by line item in the condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022		2021
Cost of revenues	$276	$41	$496		$162
Research and development	733	506	1,498		567
Selling, general, and administrative	2,229	5,615	2,107	(1)	9,889
Total	$3,238	$6,162	$4,101	(1)	$10,618
(1) Amount includes $2.7 million of PSU and RSU forfeitures primarily related to two terminated executive officers.

The following table summarizes our SBC expense by award type for the six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022		2021
Options	$37	$4,340	$119		$8,796
Restricted awards (RSUs and PSUs)	3,201	1,823	3,982	(1)	1,823
Total	$3,238	$6,162	$4,101	(1)	$10,618
(1) Amount includes $2.7 million of PSU and RSU forfeitures primarily related to two terminated executive officers.
As of June 30, 2022, the unrecognized SBC expense and the weighted average period over which this SBC expense is expected to be recognized is summarized as follows (dollar in thousands):

	June 30, 2022	Weighted Average Recognition Period
Options	$39	0.41
Restricted awards (RSUs and PSUs)	23,154	2.24
Total	$23,193

8.  INCOME TAXES

Our income tax provision consists of federal and state income taxes. The tax provisions for the three and six months ended June 30, 2022 and 2021 were computed by applying the Company’s estimated annual effective tax rates to the year-to-date pre-tax income for the three and six months ended June 30, 2022 and 2021 and adjusting for discrete tax items recorded in each period. The Company’s overall effective tax rate of zero percent is different than the federal statutory tax rate because the Company has established a full valuation allowance against its net deferred income tax assets. As of June 30, 2022, the Company continued to record a full valuation allowance against the deferred tax asset balance as realization was uncertain.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9.      INVESTMENTS

Available-for-sale debt investments

Over the course of June 2022, we sold all of our available-for-sale debt investments. We had no available-for-sale debt investment holdings at June 30, 2022.

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

The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at December 31, 2021 (in thousands):

	Unrealized Losses 12 Months or Less		Unrealized Losses Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$27,971	$(37)	$—	$—	$27,971	$(37)
Municipal securities	30,823	(194)	—	—	30,823	(194)
Corporate debt securities	21,584	(122)	—	—	21,584	(122)
Asset-backed securities	5,598	(9)	—	—	5,598	(9)
U.S. agency mortgage-backed securities	4,650	(50)	—	—	4,650	(50)
Total	$90,626	$(412)	$—	$—	$90,626	$(412)

The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments for the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross realized gains	$—	$3	$108	$37
Gross realized losses	(928)	(118)	(1,378)	(190)
Gross realized loss, net	$(928)	$(115)	$(1,270)	$(153)

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Our available-for-sale debt investments are measured at fair value on a recurring basis, consisting of investment grade high quality fixed income assets, which are priced using quoted market prices for similar instruments or unbinding market prices that are corroborated by observable market data, which represents a Level 2 fair value measurement.

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
The fair value of the Private Placement Warrants is established using Level 2 inputs and determined using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the fair value of our Common Stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Common Stock is considered a Level 1 input as our Common Stock is freely traded on the NYSE. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Private Placement Warrants, which is 3.5 years. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the warrant. Our volatility is derived from several publicly traded peer companies.
As of June 30, 2022 and December 31, 2021, assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2022
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Liabilities:
Private Placement Warrants	$30	$—	$30	$—
Total	$30	$—	$30	$—

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
U.S. Treasury Bills	$263	$263	$—	$—
Subtotal	$263	$263	$—	$—
Available-for-sale debt investments:
U.S. government securities	27,971	—	27,971	—
Municipal securities	37,223	—	37,223	—
Corporate debt securities	21,584	—	21,584	—
Asset-backed securities	5,881	—	5,881	—
U.S. agency mortgage-backed securities	4,650	—	4,650	—
Subtotal	97,309	—	97,309	—
Total	$97,572	$263	$97,309	$—

Financial liabilities:
Private Placement Warrants	1,526	—	1,526	—
Total	$1,526	$—	$1,526	$—

The key assumptions used to determine the fair value of the Private Placement Warrants as of June 30, 2022 and December 31, 2021 using the Black-Scholes model were as follows:

Fair Value Assumptions	June 30, 2022	December 31, 2021
Risk-free interest rate	2.97%	1.11%
Expected term (in years)	3.5	4
Expected volatility	73%	53%
Dividend yield	—	—
Fair value of common stock	$0.45	$3.65

11.     ACCRUED EXPENSES

As of June 30, 2022 and December 31, 2021, accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued professional service fees	$3,206	$2,225
Accrued payroll expenses	2,353	1,896
Accrued construction in progress	5,919	658
Accrued inventory	1,072	1,422
Accrued warranty expenses	1,034	560
Other accrued expenses	968	1,395
Total accrued expenses	$14,552	$8,156

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.     NET (LOSS) INCOME PER SHARE

The basic and diluted net (loss) income per share is computed by dividing our net loss or net income by the weighted average shares outstanding during the period. The calculation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2022 and 2021 is presented below (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(40,444)	$(26,647)	$(121,557)	$65,462

Weighted average common shares outstanding – basic	160,163,249	131,059,149	147,780,749	129,930,204
Dilutive effect of potentially issuable shares	—	—	—	5,153,623
Weighted average common shares outstanding – diluted	160,163,249	131,059,149	147,780,749	135,083,827

Basic net (loss) income per share	$(0.25)	$(0.20)	$(0.82)	$0.50
Diluted net (loss) income per share	$(0.25)	$(0.20)	$(0.82)	$0.48

Potentially dilutive shares that were considered in the determination of diluted net (loss) income per share include stock options and warrants to purchase our Common Stock as well as RSUs and PSUs. Antidilutive shares excluded from the calculation of diluted net (loss) income per share were 17,140,998 and 12,888,560 for the three months ended June 30, 2022 and 2021, respectively, and 14,924,769 and 7,974,160 for the six months ended June 30, 2022 and 2021, respectively. As the inclusion of common stock share equivalents in the calculation of diluted loss per share would be anti-dilutive for the three months ended June 30, 2022 and 2021 as well as for the six months ended June 30, 2022, diluted net loss per share was the same as basic net loss per share.

13. CONCENTRATION OF RISK

Customer Concentration and Accounts Receivable

We had certain customers whose revenue individually represented 10% or more of our total revenue, or whose accounts receivable balances individually represented 10% or more of our total accounts receivable, as follows:
Revenues from each major customer (including engineering services revenue from the JV) as % of total revenue are summarized in the following table for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Major Customer 1	89%	17%	81%	19%
Major Customer 2	—%	12%	—%	12%
Major Customer 3	—%	11%	—%	12%
Total Major Customers	89%	40%	81%	43%
Joint Venture	—%	50%	1%	46%
Total Major Customers	89%	90%	82%	89%

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accounts receivable from each major customer (including the JV) as % of total accounts receivable as of June 30, 2022 and December 31, 2021 are summarized in the following table:

	June 30, 2022	December 31, 2021
Major Customer 1	69%	48%
Major Customer 2	24%	16%
Joint Venture	—%	1%
Total Major Customers	93%	65%

Supplier Concentration

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our battery modules and packs, such as battery cells, electrical components, electromechanical components, mechanical components and enclosure materials. Some of the components used in our battery modules and packs are purchased by us from single sources. While we believe that we may be able to establish alternative supply relationships and can obtain or engineer replacement components for our single-sourced components, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, financial condition, operating results, and future prospects. Furthermore, in certain cases, the establishment of an alternative supply relationship could require us to visit a new supplier’s facilities in order to qualify the supplier and perform supplier quality audits, which process may be hampered depending on travel restrictions or facility closures due to the ongoing Covid-19 pandemic. During the three and six months ended June 30, 2022, key single-sourced components and materials used in our battery modules and packs represented 55% and 38% of our total purchases during the period, respectively.

We are dependent on the continued supply of battery cells for our products, and we may require more cells to grow our business according to our plans. Currently, the overall supply of battery cells that we utilize in our manufacturing process has been constrained by high market demand when compared to available supply. We currently purchase our cylindrical battery cells from two Tier 1 cylindrical battery cell suppliers, whose cells are qualified for use in EV applications. To date, we have only fully qualified a very limited number of additional suppliers and have limited flexibility in changing battery cell suppliers, though we are actively engaged in activities to qualify additional battery cell suppliers for use in EV applications. During the three and six months ended June 30, 2022, respectively, 29% and 34% of our total purchases for components of our products were for battery cells, of which 68% and 81% of the battery cell purchases were concentrated with two Tier 1 suppliers, respectively. We may purchase our battery cells either directly from the cell supplier or through a distributor.

14.    TRANSACTIONS WITH RELATED PARTIES

In the ordinary course of business, the Company enters into transactions with related parties to sell products and services. The following table presents the net revenues and cost of revenues associated with our related parties, which are included in our condensed consolidated statement of operations and comprehensive (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Related party revenues - product revenues	$—	$113	$—	$384
Related party revenues - service revenues	—	460	162	902
Total related party revenues	—	573	162	1,286

Costs associated with related party revenues - product revenues	—	71	—	271
Costs associated with related party revenues - service revenues	—	403	138	792
Total costs associated with related party revenues	—	474	138	1,063
Gross profit associated with related party revenues	$—	$99	$24	$223

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Transactions with BorgWarner and the JV

In connection with Legacy Romeo’s investment in the JV formed on June 28, 2019 (Note 5), Legacy Romeo entered into a services agreement to provide various professional services to the JV. We have also sold certain products directly to a subsidiary of BorgWarner. On February 4, 2022, we acquired BorgWarner’s ownership share in the JV, which was subsequently dissolved on February 11, 2022. For further information on our acquisition of BorgWarner’s ownership share in the JV, see Note 1. Revenues earned for services rendered to the JV and products sold to BorgWarner were presented in the table above. Accounts receivable from BorgWarner JV was zero and $0.5 million at June 30, 2022 and December 31, 2021, respectively.

Transactions with Heritage Environmental Services and its related parties
On October 2, 2020, we entered into the Battery Recycling Arrangement with HBR, an affiliate of HES, a related party to an investor in Legacy Romeo and an investor of $25.0 million in the PIPE Shares. Immediately following the Business Combination on December 29, 2020, we contributed $35.0 million to HBR. See Note 5 for additional information relating to our contribution to HBR.

In connection with the Battery Recycling Arrangement, we also agreed to fund up to $10.0 million to purchase ten battery electric vehicle (“BEV”) trucks and the charging infrastructure for a one-year pilot program to determine the feasibility of transitioning HES’s or its affiliates’ fleet of trucks from diesel powered vehicles to BEVs. If such pilot program is successful, the parties would enter into an agreement for the procurement through us of at least 500 BEVs on terms acceptable to HBR, HES and us. The participants in the pilot program have been selected, and the parties have entered into agreements to support the pilot program. Development of batteries for the program is underway, and the pilot program is expected to start in the fourth quarter of 2022. During the three and six months ended June 30, 2022, we recorded zero and $0.3 million selling, general and administrative expenses incurred for the pilot program, respectively. During each of the three and six months ended June 30, 2021, we recorded no selling, general and administrative expenses incurred for the pilot program.

Transactions with Michael Patterson and related parties

On April 15, 2021, Michael Patterson ended his employment with Romeo, resigned from all positions he used to hold in the Company, the Board of Directors and the BorgWarner JV board of directors, and we entered into a consulting agreement with him for services to be provided through the end of 2021. On May 5, 2021, we signed a non-binding Memorandum of Understanding with Crane Carrier Company (“CCC”) to explore the terms of a potential commercial relationship in which we would supply batteries to CCC for its electric refuse trucks. CCC was recently acquired by Battle Motors, a company founded by Michael Patterson, and Mr. Patterson is the Chief Executive Officer of both CCC and Battle Motors. As of June 30, 2022, there is no business activity between the parties.

15.     COMMITMENTS AND CONTINGENCIES

Litigation
We are subject to certain claims and legal matters that arise in the normal course of business. Management does not expect any such claims and legal actions to have a material adverse effect on our financial position, results of operations or liquidity, except the following:

Chelico Litigation

A police officer was injured in connection with an automobile accident resulting from an allegedly intoxicated Legacy Romeo employee driving following his departure from a 2017 company holiday party that occurred after hours and not on our premises. We terminated the employee’s employment shortly after the incident occurred. This matter resulted in a personal injury lawsuit (Chelico et al. v. Romeo Systems, Inc., et al., Case # 18STCV04589, Los Angeles County), for which we are a named defendant. In July 2020, we settled this matter in principle and agreed to pay a settlement of $6.0 million. Correspondence that we believe constituted a legally enforceable agreement was exchanged on July 22, 2020. Our business and umbrella insurance carriers agreed to cover the cost of damages owed. As a result, we accrued $6.0 million as a legal settlement payable with a corresponding insurance receivable for $6.0 million as of June 30, 2022 and December 31, 2021. Because the

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
plaintiff had not proceeded to finalize the settlement transaction due to a dispute with the City of Los Angeles related to the allocation of the global settlement payment between the plaintiff and the LAPD (unrelated to Romeo), we filed a claim for breach of contract against the plaintiff in Romeo Systems et al. v. Chelico, Case # 21STCV20701. The cases have been deemed related and are now both pending before Hon. Mark Epstein. A trial date for the contract-related claims has been set for October 2022, and a trial date for the personal injury claims has been set for June 2023. Based upon information presently known to management, we are not currently able to estimate the outcome of this proceeding or a possible range of loss, if any, more than the $6.0 million settlement payable we agreed upon.

The $6.0 million of legal settlement payable and the related $6.0 million of insurance receivable were reported in the noncurrent liability section and noncurrent asset section, respectively, of our balance sheet as of June 30, 2022.

Wage and Hour Litigation

In October 2020, a wage-and-hour class action was filed in Los Angeles Superior Court on behalf of all current and former non-exempt employees in California from October 2016 to present. The allegations include meal and rest period violations and various related claims. The parties mediated on October 7, 2021 and reached a settlement shortly thereafter. The parties are awaiting Court approval of the settlement. The proposed settlement amount is not material to the Company's consolidated financial statements.

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

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nichols and Toner Complaints

On April 16, 2021, plaintiff Travis Nichols filed a class action complaint against Romeo Power, Inc. (f/k/a RMG Acquisition Corp.), Lionel E. Selwood, Jr. and Lauren Webb (the “Officer Defendants”), and Robert S. Mancini, Philip Kassin, D. James Carpenter, Steven P. Buffone, W. Grant Gregory, W. Thaddeus Miller, and Craig Broderick (the “RMG Director Defendants”) in the United States District Court for the Southern District of New York (the “Court”), captioned Nichols v. Romeo Power Inc., No. 21-cv-3362-LGS (S.D.N.Y. 2021). On May 6, 2021, plaintiff Victor J. Toner filed a second class action complaint against the same defendants in the Southern District of New York, captioned Toner v. Romeo Power, Inc., No. 21-cv-4058 (S.D.N.Y.). The complaints generally allege violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder. On July 15, 2021, the Court entered an order consolidating the Nichols and Toner actions under the caption In re Romeo Power Inc. Securities Litigation, No. 21-cv-3362-LGS (S.D.N.Y.), and appointing Mike Castleberg as lead plaintiff and Glancy Prongay & Murray LLP as lead counsel.
On September 15, 2021, plaintiffs filed an Amended Class Action Complaint for Violations of the Federal Securities Laws (the “Amended Complaint”) against the same Defendants alleging violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act and SEC Rules 10b-5 and 14a promulgated thereunder. The Amended Complaint alleges that Defendants made false and misleading statements regarding the status of Romeo’s battery cell supply chain and Romeo’s ability to meet customer demand, fulfill its revenue backlog, and achieve its revenue forecast for 2021.

Defendants filed a Motion to Dismiss the Amended Complaint on November 5, 2021. On June 2, 2022, the Court entered an order granting in part and denying in part the Motion. The Court dismissed all claims against the RMG Director Defendants, finding that they were (if anything) derivative claims and not adequately pled. But the Court denied the motion as to claims against Romeo, Selwood, and Webb and allowed the case to proceed with respect to at least one statement – whether Romeo had two or four suppliers at the time of the deSPAC. The Court expressly did not rule on any of the other statements at issue, including the forward-looking statements that comprise the bulk of the case. On June 16, 2022, the remaining Defendants filed a Motion for Reconsideration requesting that the Court consider and rule upon the statements that it did not consider in its Order on the Motion to Dismiss. The Motion for Reconsideration is currently pending. In light of this pending motion, the parties agreed (and the Court approved) a case schedule where the most significant deadlines and activity were pushed out to 2023 and beyond. Defendants have begun drafting an Answer and the parties will begin exchanging preliminary discovery pleadings later this year.

This litigation is at preliminary stages and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties. We intend to defend ourselves vigorously against these claims. Based upon information presently known to management, we are not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.

Southern District of New York Derivative Matter

On July 27, 2022, Plaintiff Bach-Mai Fiori (“Plaintiff”) filed a Verified Shareholder Derivative Complaint (the “Complaint”) on behalf of Romeo Power, Inc. against Defendants Susan Brennan, Robert Mancini, Ronald Gottwald, Philip Kassin, Timothy Stuart, Lauren Webb, Lionel Selwood, Paul Williams, Brady Ericson, and Romeo as a nominal defendant only, in United States District Court for the Southern District of New York, captioned as Bach-Mai Fiori v. Brennan, No. 22-cv-06403 (S.D.N.Y.). The Complaint alleges that certain of Romeo’s current and former officers and directors made, authorized, and/or failed to prevent the making of the false and misleading statements that are at issue in the Southern District of New York Securities Litigation Matter. In addition to alleging the same violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5 as in the Southern District of New York Securities Litigation Matter, the Plaintiff alleges breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty (for permitting the practices that allowed these statements to be disseminated), unjust enrichment, and waste of corporate assets, all of which are premised on the alleged legal liability and costs that Romeo might incur in the Southern District of New York Securities Litigation Matter and other unspecified harms. To the best of our knowledge, no one has served the Defendants with the Complaint.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supply Agreement

We have a long-term supply agreement, which was amended in June 2022 (the “Supply Agreement”), for the purchase of lithium-ion battery cells with a Tier 1 battery cell and materials manufacturer (“Supplier”). Under the Supply Agreement, Supplier is committed to supplying cells to us, at escalating annual minimums, through June 30, 2028. Supplier's minimum total supply commitment to us, and our minimum purchase obligation, is for 8 GWh, and Supplier has agreed to use its best effort to allocate additional cells to us through 2023.

To facilitate Supplier’s supply of cells, we paid Supplier a deposit of $1.5 million in 2021 (the “Deposit”). As of June 30, 2022, the balance of the Deposit was $0.2 million. The decrease in the Deposit reflects credits received as cells were purchased in the six months ended June 30, 2022 and an updated view of the number of cells to be purchased for the remainder of 2022 relative to the minimum volume commitment.

In addition, we paid a prepayment of $64.7 million (the “Prepayment”) in 2021, which will be applied as an advance for the cells to be purchased from July 1, 2023 through June 30, 2028.

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

Unconditional Contractual Obligations
An unconditional contractual obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding (non-cancelable, or cancellable only in certain circumstances). As of June 30, 2022, we estimate our total unconditional contractual commitments, including inventory purchases, lease minimum payments and other contractual commitments, are $8.7 million for the six months ending December 31 2022, $37.7 million for the year ending December 31 2023, $197.2 million for the year ending December 31 2024, $195.6 million for the year ending December 31 2025, $193.2 million for the year ending December 31 2026 and $354.9 million thereafter. However, the amount of our purchase commitments subsequent to June 30, 2022 is not fully fixed and is subject to change based on changes in certain raw materials indexes as well the quantities of purchases we actually make. Amounts exclude a $6.0 million legal settlement payable related to an employee liability matter, for which our business and umbrella insurance carriers have agreed to cover the cost of damages owed, and we have recorded a $6.0 million insurance receivable to reflect that commitment.

16.     SUBSEQUENT EVENTS

Nikola Corporation Signed Definitive Agreement to Acquire Romeo Power

On July 30, 2022, we entered into the Merger Agreement with Nikola. The Merger Agreement provides that, upon the terms and subject to the conditions thereof, as promptly as practicable, Purchaser will commence an exchange offer (the “Offer”) to acquire any and all of the issued and outstanding shares of common stock, $0.0001 par value per share, of the Company (“Romeo Common Stock”) for 0.1186 (the “Exchange Ratio”) shares of Nikola common stock, par value $0.0001 per share (“Nikola Common Stock”). Promptly following the completion of the Offer, upon the terms and subject to the conditions of the Merger Agreement, Purchaser will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Nikola (the “Merger”).

The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law, which permits completion of the Merger without a vote of the holders of Romeo Common Stock upon the acquisition by Purchaser of a majority of the aggregate voting power of Romeo Common Stock. At the effective time of the Merger (the “Effective Time”), each share of Romeo Common Stock, other than the shares accepted for payment in the Offer and certain shares of Romeo Capital Stock held as treasury stock or held or owned by the Company, Nikola, Purchaser or any subsidiary of the Company immediately prior to the Effective Time, will be cancelled and converted into the right to receive a number of shares of Nikola Common Stock equal to the Exchange Ratio.

ROMEO POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Merger Agreement provides that at the Effective Time, (1) each outstanding option (whether or not vested or exercisable) relating to Romeo Common Stock will be cancelled and the holders will not be entitled to receive any consideration, (2) each restricted stock unit and performance stock unit relating to Romeo Common Stock will be assumed by Nikola and converted into a corresponding award with respect to Nikola Common Stock (with the number of shares subject to such award equitably adjusted based on the Exchange Ratio) and (3) each Company warrant exercisable for Romeo Common Stock will be assumed by Nikola and converted into a corresponding warrant denominated in shares of Nikola Common Stock (with the number of warrants and exercise price being adjusted based on the Exchange Ratio).

The transaction currently is estimated to be completed by the end of October 2022, subject to tender by Romeo’s stockholders of shares representing a majority of the outstanding Romeo common stock, and customary closing conditions, including regulatory approval.

Concurrently with the execution of the Merger Agreement, the Borrowers entered into the Loan Agreement with Nikola as the Lender. The Loan Agreement provides for a liquidity support in the form of the Facility in an aggregate principal amount of up to $30.0 million. The Facility also provides for certain incremental increases of up to $20.0 million, which may become available for drawing to cover the shortfall (if any) of actual increased liquidity of the Borrowers, as compared to targeted increased liquidity of $20.0 million, for battery packs to be purchased by the Lender under an agreed to temporary and non-refundable price increase, and subject to certain terms and conditions set forth in the Loan Agreement. Loans under the Facility may be made until the earlier of (a) six months from the date of the execution and delivery of the Merger Agreement and the Loan Agreement and (b) the date of the termination of the Merger Agreement. All amounts outstanding under the Facility will be due upon the earlier of (a) the date that is the six-month anniversary of the termination of the Merger Agreement and (b) June 30, 2023, which is the six month anniversary of the End Date as defined in the Merger Agreement, subject to acceleration upon the occurrence of certain events set forth in the Facility Loan Agreement. Interest will be payable on borrowings under the Facility at daily SOFR plus 8.00%.

Romeo’s obligations under the Loan Agreement are secured by substantially all personal property assets of Romeo and Romeo Systems, subject to certain customary exclusions.

Concurrently with the execution of the Merger Agreement, Romeo and Nikola entered into an amendment to the supply agreement dated August 28, 2020 under which Romeo supplies certain automotive-grade products and the necessary battery management software to Nikola. Under the amendment, Nikola has agreed to provide Romeo with up to $40.0 million for a battery pack delivery incentive in the form of a temporary and non-refundable price increase for each pack delivered through the expected transaction close.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to the “Company,” “Romeo,” “we,” “us,” “our” and similar terms refer to Romeo Power, Inc. (f/k/a RMG Acquisition Corp.) and its consolidated subsidiaries. References to “RMG” refer to RMG Acquisition Corp. prior to the consummation of the Business Combination (as defined below) and “Legacy Romeo” refers to Romeo Systems, Inc. As discussed in Note 1 to the accompanying condensed consolidated financial statements, we corrected the 2021 condensed consolidated financial statements related to the accounting for performance and market-based options granted in 2020 to our former Chairman and Chief Executive Officer. These corrections are reflected in the discussions.
Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “contemplate,” “intend,” “believe,” “estimate,” “continue,” “goal,” “project” or the negative of such terms or other similar terms. These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

•the risk that the pending acquisition by Nikola does not close due to regulatory approval, either party deciding to terminate the agreement after six months from the signing, or the failure of one or more of the other conditions to close under the merger agreement we entered into with Nikola in the anticipated timeframe or at all;

•uncertainty as to the market value of the Nikola merger consideration to be paid in the merger;
•the risk that following this merger, our financing or operating strategies will not be successful;
•disruption from the merger making it more difficult to maintain customer, supplier, key personnel and other strategic relationships;
•the risk of litigation in respect of either Romeo or Nikola or the merger;

•risks that we are unsuccessful in integrating potential acquired businesses and product lines;
•risks of decreased revenues due to pricing pressures or the merger, or lower product volume ordered from customers;
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

•the possibility that Russia’s invasion of Ukraine may result in continued price increases or lack of availability of certain raw materials;

•the impact of macroeconomic conditions, including the volatility in capital, credit and securities markets, inflation, currency and interest rate fluctuations on our results of operations, financial position and cash flows; and
•the possibility that we may be adversely affected by other economic, business or competitive factors.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” included in Part II of this Form 10-Q for the period ended June 30, 2022, as well “Item 1A. Risk Factors” included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.
Overview
We are an energy technology leader delivering advanced electrification solutions for complex vehicle applications. Through our energy-dense battery modules and packs, we enable large-scale sustainable transportation by delivering safe, longer lasting batteries that have shorter charge times and longer life. With greater energy density, we are able to create lightweight and efficient solutions that deliver superior performance and provide improved acceleration, range and durability compared to battery packs provided by our competitors. Our modules and packs are customizable and scalable and are optimized by our proprietary battery management system (“BMS”). We believe we produce superior battery products compared to our competitors by leveraging our technical expertise and depth of knowledge of energy storage systems into high performing products that fit a wide range of demanding applications.

Since 2016, we have been designing and building battery modules, and we provide enabling battery technology for key customers in the vehicle electrification industry. Currently, we primarily focus on marketing mobility energy technology for commercial vehicles in Classes 4-8, recreational marine vessels, and industrial off-highway vehicles. We have collaborated with HES to focus on sustainability and reuse applications of our batteries, and we have a strategic alliance with Republic to cooperate in opportunities to incorporate next-generation battery technology into its fleet operations. We also have a collaboration agreement with Dynexus to integrate Dynexus’s battery performance and health sensors into our battery ecosystem. These relationships help us to de-risk our business model, scale our business and deliver value to our customers.
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

•completes construction in a new factory in Cypress, California and completes the transition of our operations to the new location;
•commercializes products;
•continues to invest in R&D related to new technologies;

•considers additional long-term supply agreements with cell suppliers that may require substantial advance payment;
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
Key Factors Affecting Operating Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us, but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors” in our 2021 Form 10-K.
Availability of Funding Resources

As of June 30, 2022, we had cash and cash equivalents of $38.7 million. We have recurring losses, which have resulted in an accumulated deficit of $293.1 million as of June 30, 2022.

On February 15, 2022, we entered into a Standby Equity Purchase Agreement (“SEPA”) with an affiliate of Yorkville Advisors. Under the terms of the SEPA, we have the right, but not the obligation, to sell up to $350 million of Common Stock to Yorkville, subject to certain limitations, at the time of our choosing during the two-year term of the agreement. The agreement requires a $1.00 minimum price per share of the Company’s Common Stock for sales under the SEPA to occur, which requirement was not met as of June 30, 2022. During the three months ended June 30, 2022, no shares of common stock of the Company (“Common Stock”) were issued under the SEPA. During the six months ended June 30, 2022, we issued 16.7 million shares of Common Stock to Yorkville for cash proceeds of $25.0 million, all of which occurred in the first quarter of 2022, with a portion of the shares issued as non-cash stock purchase discount under the SEPA.

On May 12, 2022, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock, having an aggregate offering price of up to $200,000,000 (the “ATM”) through Cowen as its sales agent. During the three and six months ended June 30, 2022, we issued 34.5 million shares of Common Stock to Cowen for cash proceeds of $23.8 million, net of costs, under the ATM.

As further described under Note 16 – Subsequent Events, on July 30, 2022, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Nikola Corporation, a Delaware corporation and the J Purchaser Corp., a Delaware corporation and a wholly owned subsidiary of Nikola (“Purchaser”) whereby the Company will be merged into Nikola as the result of an all-stock transaction (the “Transaction). Concurrently with the execution of the Merger Agreement, Romeo and Romeo Systems (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Nikola as the lender (the “Lender”). The Loan Agreement provides for a liquidity support in the form of a senior secured debt facility (the “Facility”) in an aggregate principal amount of up to $30.0 million. The Facility also provides for certain incremental increases of up to $20.0 million, which may become available for drawing to cover the shortfall (if any) of actual increased liquidity of the Borrowers, as compared to targeted increased liquidity of $20.0 million, for battery packs to be purchased by the Lender under an agreed to temporary and non-refundable price increase, and subject to certain terms and conditions set forth in the Loan Agreement. Loans under the Facility may be made until the earlier of (a) six months from the date of the execution and delivery of the Merger Agreement and the Loan Agreement and (b) the date of the termination of the Merger Agreement. All amounts outstanding under the Facility will be due upon the earlier of (a) the date that is the six-month anniversary of the termination of the Merger Agreement and (b) June 30, 2023, which is the six-month anniversary of the End Date as defined in the Merger Agreement, subject to acceleration upon the occurrence of certain events set forth in the Facility Loan Agreement. Interest will be payable on borrowings under the Facility at daily SOFR plus 8.00%. The Transaction is expected to be completed by the end of October 2022, subject to customary closing conditions, including regulatory approval and the tender by the Company’s stockholders of shares representing a majority of the Company’s outstanding common stock.

Although management has explored a range of options to further address the Company’s capitalization and liquidity, management has concluded as of the date of this filing that other alternatives sufficient in amount and timing to fund our ongoing operating losses and cash flow needs are not available. In consideration of these factors, and as a result of continuing anticipated operating cash outflows, capital expenditures, amounts paid to BorgWarner in February 2022, and costs to support future growth, we believe that substantial doubt exists regarding our ability to continue as a going concern on a standalone basis for 12 months from the date of the issuance of our financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

COVID-19 Pandemic Update

The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains and macroeconomic conditions. Some locales continue to impose prolonged quarantines and restrict travel. These restrictions have at times impacted the ability of our employees to get to their places of work to produce products, our ability to obtain sufficient components or raw materials and component parts on a timely basis or at a cost-effective price, and our ability to keep our products moving through the supply chain. We implemented precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring some employees to work remotely and implementing viral testing and social distancing protocols for all work conducted onsite.

For the six months ended June 30, 2022, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate and are increasing in various regions. There are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion and intermittent supplier delays. In 2021 and for the six months ended June 30, 2022, COVID-19 had an adverse impact on our operations, supply chains and distribution systems, and it has resulted in higher costs due to increased lead times and increased scarcity of raw materials than previously expected. Our efforts to qualify certain new suppliers, particularly in Asia, have been hampered which has required us to continue using certain higher cost components for our products. As restrictions on travel and local business activities are diminishing, we have resumed visits with customers and prospective customers in person, but the lengthy time period in which we were not able to host customers in our factory has prolonged the sales conversion cycle. Due to the various global economic impacts of the pandemic, we may experience significant and unpredictable reductions in demand for certain of our products, as well as interruptions in the availability of purchased components or increased logistics costs to deliver materials from suppliers or to customers. The degree and duration of disruptions to future business activities are unknown at this time. Ultimately, we cannot predict the duration of the COVID-19 pandemic. We will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business, as appropriate, and we will have to accurately project demand and infrastructure requirements and deploy our production, workforce and other resources accordingly.

Global Battery Cell Shortage
The cost of battery cells manufactured by our suppliers, depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. Costs for these raw materials have increased due to higher production costs and demand surges in the EV market. The prices for these materials fluctuate, and their available supply may be unstable depending on market conditions and global demand, including as a result of increased global production of EVs and energy storage products. In the three months ended June 30, 2022, the prices have remained elevated as a result of Russia’s invasion of Ukraine earlier this year. Russia is the world’s second-largest producer of cobalt and the third-largest producer of nickel. Until the conflict between Russia and Ukraine is resolved, these materials are likely to become increasingly scarce and more expensive to obtain. A rise in the number of EV start-up companies in the United States that received substantial funding pursuant to capital markets transactions via mergers with special purpose acquisition companies (SPACs) in 2020 and 2021 also has contributed to increases in demand. Any reduced availability of these materials may impact our access to cells, and any increases in their prices may reduce our profitability if we cannot recoup the increased costs through the pricing of our products or services. The availability and price of cylindrical cells, which is the form we use in our products, tends to be more sensitive to the demand surge since most of the supply of other cell forms, such as pouch and prismatic cells, has been allocated previously, in some cases several years in advance.

Our current products are designed around cylindrical cells because such cells allow for optimal energy density, longest life and the highest level of safety. There are only three battery cell suppliers for cylindrical cells (“Tier 1 Suppliers”) whose cells are qualified for use in EV applications because of their superior quality, performance and safety standards. Other battery cell suppliers who manufacture cylindrical cells are emerging as potentially qualified sources for EV applications. We are conducting our rigorous qualification and validation process on these alternative cell suppliers in order to introduce more sourcing options into our product without sacrificing necessary performance and safety. Increased demand for EVs globally has outpaced the cell production capacity of the Tier 1 Suppliers. While the Tier 1 Suppliers are increasing their output capacity in Asia and continue to project expansion in the United States in the next several years, EV battery pack manufacturers are competing for a severely limited supply of battery cells in the short and medium term. As a result of the increased demand and higher raw material costs, battery cell pricing has increased for cell purchases between 2021 and 2022. Pricing indications from our cell suppliers indicate demand may start to stabilize between 2023 and 2025, although we cannot be certain this stabilization will occur.

Effective August 10, 2021, we entered into a long-term supply agreement, which was amended in June 2022 (the “Supply Agreement”), for the purchase of lithium-ion battery cells with a Tier 1 battery cell and materials manufacturer (“Supplier”). Under the Supply Agreement, the Supplier is committed to supplying cells to us, at escalating annual minimum quantities through June 30, 2028. For further discussion of the Supply Agreement please see Note 15 to the accompanying condensed consolidated financial statements.

Key Components of Operating Results
The following discussion describes certain line items in our condensed consolidated statements of operations and comprehensive (loss) income.
Revenue
We primarily generate revenue from the sale of battery modules, battery packs, and BMS, as well as the performance of engineering services, inclusive of the development of prototypes. Revenue generated from the sale of our battery modules, battery packs, and BMS under standard supply or production contracts is presented as product revenue in our condensed consolidated statements of operations and comprehensive (loss) income. Revenue generated from the production of prototypes is included in services revenue in our condensed consolidated statements of operations and comprehensive (loss) income, when prototypes are developed as a part of broader engineering services contracts, which are commonly entered into prior to signing a full production contract with a customer. Our services revenues are primarily earned through engineering services provided to the BorgWarner JV. As discussed in Note 1 to the accompanying condensed consolidated financial statements, we acquired BorgWarner’s 60% ownership of the JV on February 4, 2022 and dissolved the JV on February 11, 2022.
Cost of Revenue and Gross Loss
Cost of revenue is comprised primarily of product costs, personnel costs (e.g., for production line and production management employees), logistics and freight costs, depreciation and amortization of manufacturing and test equipment, and allocation of fixed overhead expenses. Our product costs are impacted by technological innovations, such as advances in battery controls and battery configurations, new product introductions, economies of scale that result in lower component costs, and improvements in and automation of our production processes. Our production line and production management personnel costs are primarily impacted by (1) changes in headcount, the number of production shifts and production lines that will be required to meet our anticipated future production levels, and (2) changes in compensation and benefits.

Gross loss may vary between periods and is primarily affected by production volumes, product costs, including costs for raw materials, components and labor, product mix, customer mix, and warranty costs.
Operating Expenses
Operating expenses primarily consist of research and development (R&D) costs and selling, general, and administrative costs. Personnel-related costs are the most significant component of each of these expense classifications and include salaries, benefits, payroll taxes, sales commissions, incentive compensation, and stock-based compensation.
R&D Expense
R&D expense includes personnel-related costs, third-party design and development costs, testing and evaluation costs and other indirect costs. R&D employees have expertise and perform activities related to battery cell science, battery module related technology and electro-mechanical engineering, thermal engineering and BMS engineering. We devote substantial resources to

R&D programs that focus on both performance enhancements to, and cost efficiencies in, existing products and the timely development of new products that utilize technological innovation to drive down product costs, improve product functionality and enhance product safety and reliability. We intend to continue to invest resources in R&D efforts on an on-going basis, as we believe this investment is critical to maintaining and strengthening our product and its performance.

Selling, General, and Administrative Expense
Selling, general and administrative expense includes sales, marketing and general and administrative costs. Sales and marketing expense includes personnel-related costs, as well as marketing, customer support, trade show and other indirect costs supporting our initiatives related to offering products to electrify commercial trucks, buses, mining and agricultural equipment, and watercraft.

General and administrative expense includes: personnel-related costs attributable to our executive, finance, human resources and information technology organizations; certain facility costs; and fees for professional services. Fees for professional services consist primarily of outside legal and accounting, consulting, audit and tax costs.
Acquisition of In-process Research and Development

On February 4, 2022, we acquired BorgWarner’s ownership share in the JV, which was subsequently dissolved on February 11, 2022. The primary asset acquired in the Membership Interest Purchase Agreement (the “Purchase Agreement”) constitutes an in-process research and development asset (“IPR&D”) comprised entirely of the Company’s research and development. The Company recorded a charge of $35.0 million related to the acquisition of in-process research and development expense in the condensed consolidated statements of operations at the Purchase Agreement Closing Date because the Company determined that the IPR&D asset had no alternative future use that is distinct and different from the Company’s existing research and development. See Note 1 to the accompanying condensed consolidated financial statements for further information on our acquisition of BorgWarner’s ownership share in the JV.

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

On February 16, 2021, we announced the redemption of all of the outstanding Public Warrants to purchase shares of our Common Stock. On April 5, 2021, all the outstanding Public Warrants were redeemed. As a result, we only had change in fair value of private placement warrants for the three and six months ended June 30, 2022.

Investment Loss, Net

Investment loss, net primarily includes realized loss recognized in connection with our available-for-sale (“AFS”) debt investments and amortization of premium paid when we purchase our AFS debt investments, net of coupon interest income recognized in connection with our AFS debt investments.
Loss in Equity Method Investments

Loss in equity method investments reflects the recognition of our proportional share of the net losses of our equity method investments. For the six months ended June 30, 2022 and the three and six months ended June 30, 2021, these losses relate only to the BorgWarner JV, in which we held a 40% ownership interest until we purchased the remaining 60% of ownership from BorgWarner on February 4, 2022 and then dissolved the JV on February 11, 2022. See Note 1 to the accompanying condensed consolidated financial statements for further information on our acquisition of the BorgWarner’s ownership share in the JV. As of June 30, 2022, there were no significant activities related to Heritage Battery Recycling, LLC (“HBR”). Therefore, during the three and six months ended June 30, 2022 and 2021, there were no profits or losses from our equity method investment in HBR recognized.

Results of Operations

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change
Revenues:	(dollars in thousands)
Product revenues	$5,650	$466	$5,184	1,112%
Service revenues	79	460	(381)	(83)%
Total revenues	5,729	926	4,803	519%
Cost of revenues:
Product cost	19,630	5,542	14,088	254%
Service cost	68	403	(335)	(83)%
Total cost of revenues	19,698	5,945	13,753	231%
Gross loss	(13,969)	(5,019)	(8,950)	178%
Operating expenses:
Research and development	7,132	1,792	5,340	298%
Selling, general, and administrative	18,741	20,884	(2,143)	(10)%
Total operating expenses	25,873	22,676	3,197	14%
Operating loss	(39,842)	(27,695)	(12,147)	44%
Interest expense	(39)	(5)	(34)	680%
Change in fair value of public and private placement warrants	225	1,995	(1,770)	(89)%
Investment loss, net	(788)	(379)	(409)	108%
Loss before income taxes and loss in equity method investments	(40,444)	(26,084)	(14,360)	55%
Loss in equity method investments	—	(563)	563	(100)%
Benefit from income taxes	—	—	—	NM
Net loss	$(40,444)	$(26,647)	$(13,797)	52%

NM = Not meaningful

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change
Revenues:	(dollars in thousands)
Product revenues	$17,052	$1,078	$15,974	1,482%
Service revenues	248	902	(654)	(73)%
Total revenues	17,300	1,980	15,320	774%
Cost of revenues:
Product cost	48,746	9,980	38,766	388%
Service cost	205	792	(587)	(74)%
Total cost of revenues	48,951	10,772	38,179	354%
Gross loss	(31,651)	(8,792)	(22,859)	260%
Operating expenses:
Research and development	13,837	5,563	8,274	149%
Selling, general, and administrative	40,989	36,786	4,203	11%
Acquisition of in-process research and development	35,402	—	35,402	NM
Total operating expenses	90,228	42,349	47,879	113%
Operating loss	(121,879)	(51,141)	(70,738)	138%
Interest expense	(78)	(12)	(66)	550%
Change in fair value of public and private placement warrants	1,496	118,120	(116,624)	(99)%
Investment loss, net	(825)	(289)	(536)	185%
(Loss) income before income taxes and loss in equity method investments	(121,286)	66,678	(187,964)	282%
Loss in equity method investments	(271)	(1,206)	935	(78)%
Provision for income taxes	—	(10)	10	NM
Net (loss) income	$(121,557)	$65,462	$(187,019)	286%
NM = Not meaningful

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Revenues

Product revenues
Product revenues increased approximately $5.2 million, or 1,112%, for the three months ended June 30, 2022, as compared to the same period in the prior year. The increase in product revenues relates primarily to increased delivery on two supply contracts, resulting in an increase of approximately $5.1 million of product revenues for the three months ended June 30, 2022 as compared to the same period in the prior year. The term of each of the two supply contracts will end between 2023 and 2025.
Minimum quantity commitments related to contracts signed through June 30, 2022 is approximately $406.4 million of backlog. With the completion of the delivery of engineering and prototype services, we currently expect to recognize approximately $24.9 million of this backlog revenue during the remainder of our fiscal year ending December 31, 2022. However, in light of the announced Transaction, the Company expects some of its other customers to potentially cancel, reduce or delay some of their purchases either pursuant to the terms of their respective contracts or through direct negotiations. For further discussion on our backlog, see Note 3 to the accompanying condensed consolidated financial statements.

Service revenues

Service revenues declined approximately $0.4 million, or 83%, for the three months ended June 30, 2022, as compared to the same period in the prior year. The decline in service revenues is primarily related to the acquisition of BorgWarner’s 60% ownership on February 4, 2022 as the service revenue was primarily related to our revenue from the JV.

Cost of Revenues
Cost of revenues – product cost
Cost of revenues associated with product revenues increased approximately $14.1 million, or 254%, for the three months ended June 30, 2022, as compared to the same period in the prior year. Higher costs of product revenue resulted from a higher volume of product shipments during the three months ended June 30, 2022, which drove increases in materials consumed as well as greater production labor headcount and other production related operating costs. The increase in material costs also reflects incurrence of delivery expediting costs due to scarcity of supply.

Overhead costs remained consistent year over year. A significant portion of the overhead costs that we incurred in both periods include facility rent, utilities, and depreciation of manufacturing equipment and tooling, which are fixed or semi-fixed in nature. As manufacturing activities under our supply contracts increase, we expect to achieve improved leverage on fixed and semi-fixed overhead costs. As a result of such improvement and the change in product mix, gross loss as a percentage of product revenues decreased to 247% for the three months ended June 30, 2022, as compared to gross loss as a percentage of product revenues of 1,089% for the same period in the prior year.

Cost of revenues – service cost
Cost of revenues associated with service revenues decreased approximately $0.3 million, or 83%, for the three months ended June 30, 2022, as compared to cost of revenues associated with service revenues for the same period in the prior year. The decrease is primarily due to decrease in service revenues from the JV as discussed under “Service Revenues” above. Gross margin was 14% for the three months ended June 30, 2022, as compared to gross margin of 12% for the same period in the prior year.

Research and Development Expense
R&D expense increased approximately $5.3 million, or 298%, for the three months ended June 30, 2022, as compared to the same period in the prior year. The increase was primarily attributable to a $2.2 million increase in compensation and benefits as a result of a headcount increase for increased R&D activities to support ongoing technology and product development. The remaining increase was primarily due to an increase in professional services of $1.2 million and an increase of $1.1 million in the volume of materials consumed as a result of an increase in product development activities.

As manufacturing activities under our supply contracts increase, we expect to achieve improved leverage on R&D costs. As a result of such improvement, R&D expense as a percentage of revenues decreased to 124% for the three months ended June 30, 2022, as compared to 194% for the same period in the prior year.

Selling, General, and Administrative Expense
Selling, general, and administrative (“SG&A”) expense decreased approximately $2.1 million, or 10%, for the three months ended June 30, 2022, as compared to the same period in the prior year. The $2.1 million decrease reflects primarily a decline in professional services costs of $2.8 million, marketing costs of $0.4 million, public relations and trade show expenses of $0.3 million, investment fees of $0.1 million and SBC expenses of $3.4 million, offset partially by an increase in legal expenses of $3.8 million, IT related costs of $1.1 million and compensation and benefits cost of $0.5 million. The decrease in SBC expenses of $3.4 million is primarily due to the amortization during the three months ended June 30, 2021 of the high fair value one-time non-recurring special equity awards and performance options granted to our two ex-CEOs.

As manufacturing activities under our supply contracts increase, we expect to achieve improved leverage on SG&A costs. As a result of such improvement, SG&A expense as a percentage of revenues decreased to 327% for the three months ended June 30, 2022, as compared to 2,255% for the same period in the prior year.

Change in Fair Value of Public and Private Placement Warrants
The Company re-measures the fair value of its Public and Private Placement Warrants liabilities at each reporting period.
For the three months ended June 30, 2022, the change in fair value of the Private Placement Warrants liability was a decrease of $0.2 million, resulting in the recognition of a gain related to the reduction of the carrying value of the associated liability. The decrease in the fair value of the Private Placement Warrants was primarily due to the decreases in the price of our Common Stock.

For the three months ended June 30, 2021, the change in fair value of the Public and Private Placement Warrants liability was a decrease of $2.0 million, resulting in the recognition of a gain related to the reduction of the carrying value of the associated liability. The decrease in the fair value of the Public and Private Placement Warrants was primarily due to the decreases in the price of our Common Stock.

Loss in Equity Method Investments

We accounted for our investment in the BorgWarner JV under the equity method of accounting and, accordingly, recognize our proportionate share of the joint venture’s earnings and losses. For the three months ended June 30, 2021, $0.6 million was recognized as loss in equity method investments, representing our 40% share of the losses recognized by the joint venture. For the three months ended June 30, 2022, no loss in equity method investments was recognized because we acquired full ownership of the JV on February 4, 2022.

Net Loss
We reported net loss of $40.4 million for the three months ended June 30, 2022, as compared to net loss of $26.6 million for the same period in the prior year. The increase of $13.8 million in net loss is primarily due to the increased cost of product revenues, increased R&D cost and higher SG&A expense as discussed above.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

Revenues

Product revenues
Product revenues increased approximately $16.0 million, or 1,482%, for the six months ended June 30, 2022, as compared to the same period in the prior year. The increase in product revenues relates primarily to increased delivery on three supply contracts, resulting in an increase of approximately $15.1 million of product revenues for the six months ended June 30, 2022 as compared to the same period in the prior year. The term of each of the three supply contracts will end between 2023 and 2025.
Minimum quantity commitments related to contracts signed through June 30, 2022 is approximately $406.4 million of backlog. With the completion of the delivery of engineering and prototype services, we expect to recognize approximately $24.9 million of this backlog revenue during the remainder of our fiscal year ending December 31, 2022. However, in light of the announced Transaction, the Company expects some of its other customers to potentially cancel, reduce or delay some of their purchases either pursuant to the terms of their respective contracts or through direct negotiations. For further discussion on our backlog, see Note 3 to the accompanying condensed consolidated financial statements.
Service revenues
Service revenues declined approximately $0.7 million, or 73%, for the six months ended June 30, 2022, as compared to the same period in the prior year. The decline in service revenues is primarily related to the acquisition of BorgWarner’s 60% ownership on February 4, 2022 as the service revenue was primarily related to our revenue from the JV.
Cost of Revenues
Cost of revenues – product cost
Cost of revenues associated with product revenues increased approximately $38.8 million, or 388%, for the six months ended June 30, 2022, as compared to the same period in the prior year. Higher costs of product revenue resulted from a higher volume of product shipments during the six months ended June 30, 2022, which drove increases in materials consumed as well as greater production labor headcount and other production related operating costs. The increase in material costs also reflects incurrence of delivery expediting costs due to scarcity of supply.

Overhead costs remained consistent year over year. A significant portion of the overhead costs that we incurred in both periods include facility rent, utilities, and depreciation of manufacturing equipment and tooling, which are fixed or semi-fixed in nature. As manufacturing activities under our supply contracts increase, we expect to achieve improved leverage on fixed and semi-fixed overhead costs. As a result of such improvement and the change in product mix, gross loss as a percentage of product revenues decreased to 186% for the six months ended June 30, 2022, as compared to gross loss as a percentage of product revenues of 826% for the same period in the prior year.
Cost of revenues – service cost
Cost of revenues associated with service revenues decreased approximately $0.6 million, or 74%, for the six months ended June 30, 2022, as compared to cost of revenues associated with service revenues for the same period in the prior year. The decrease is primarily due to decrease in service revenues from the JV as discussed under “Service Revenues” above. Gross margin was 17% for the six months ended June 30, 2022, as compared to gross margin of 12% for the same period in the prior year.

Research and Development Expense
R&D expense increased approximately $8.3 million, or 149%, for the six months ended June 30, 2022, as compared to the same period in the prior year. The increase was primarily attributable to a $4.7 million increase in compensation and benefits as a result of a headcount increase for increased R&D activities to support ongoing technology and product development. The remaining increase was primarily due to an increase in professional services of $3.0 million and an increase of $0.5 million in the volume of materials consumed as a result of an increase in product development activities.

As manufacturing activities under our supply contracts increase, we expect to achieve improved leverage on R&D costs. As a result of such improvement, R&D expense as a percentage of revenues decreased to 80% for the six months ended June 30, 2022, as compared to 281% for the same period in the prior year.

Selling, General, and Administrative Expense
SG&A expense increased approximately $4.2 million, or 11%, for the six months ended June 30, 2022, as compared to the same period in the prior year. The $4.2 million increase reflects primarily an increase in compensation and benefits cost of $7.9 million, legal expenses of $7.3 million and IT related costs of $1.5 million, offset partially by a decrease in professional service costs of $3.3 million, marketing costs of $0.7 million, license costs of $0.2 million, investment fees of $0.2 million, insurance costs of $0.2 million and SBC expenses of $7.8 million. The decrease in SBC expenses of $7.8 million is primarily due to the amortization during the six months ended June 30, 2021 of the high fair value one-time non-recurring special equity awards and performance options granted to our two ex-CEOs.

As manufacturing activities under our supply contracts increase, we expect to achieve improved leverage on SG&A costs. As a result of such improvement, SG&A expense as a percentage of revenues decreased to 237% for the six months ended June 30, 2022, as compared to 1,858% for the same period in the prior year.

Acquisition of In-process Research and Development
On February 4, 2022, we acquired the BorgWarner’s ownership share in the JV, which was subsequently dissolved on February 11, 2022. The primary asset acquired in the Purchase Agreement constitutes an in-process research and development asset (“IPR&D”). The Company recorded a charge of $35.4 million to acquired in-process research and development expense in the condensed consolidated statements of operations at the Purchase Agreement Closing Date because the Company determined that the IPR&D asset had no alternative future use that is distinct and different from the Company’s existing research and development. For further information on our acquisition of the BorgWarner’s ownership share in the JV, see Note 1 to the accompanying condensed consolidated financial statements.

We did not incur such charge in the six months ended June 30, 2021.

Change in Fair Value of Public and Private Placement Warrants
The Company re-measures the fair value of the Public and Private Placement Warrants liabilities at each reporting period.

For the six months ended June 30, 2022, the change in fair value of the Private Placement Warrants liability was a decrease of $1.5 million, resulting in the recognition of a gain related to the reduction of the carrying value of the associated liability. The decrease in the fair value of the Private Placement Warrants was primarily due to the decreases in the price of our Common Stock.

For the six months ended June 30, 2021, the change in fair value of the Public and Private Placement Warrants liability was a decrease of $118.1 million, resulting in the recognition of a gain related to the reduction of the carrying value of the associated liability. The decrease in the fair value of the Public and Private Placement Warrants was primarily due to the decreases in the price of our Common Stock.

Loss in Equity Method Investments

We account for our investment in the BorgWarner JV under the equity method of accounting and, accordingly, recognize our proportionate share of the joint venture’s earnings and losses. For the six months ended June 30, 2021, $1.2 million was recognized as loss in equity method investments, representing our 40% share of the losses recognized by the joint venture. For the six months ended June 30, 2022, $0.3 million was recognized as loss in equity method investments, representing our 40% share of the losses recognized by the joint venture from January 1, 2022 through February 4, 2022, the date on which we acquired full ownership of the JV. No loss or gain in equity method investment has been recognized after February 4, 2022.

Net (Loss) Income
We reported net loss of $121.6 million for the six months ended June 30, 2022, as compared to net income of $65.5 million for the same period in the prior year. The increase of $187.0 million in net loss is primarily due to the one-time charge associated with the acquisition of in-process research and development and the unfavorable comparison in fair value of our Public and Private Placement Warrants liability as discussed above. The net loss for the six months ended June 30, 2022 also reflects increased cost of product revenues, increased R&D cost and higher SG&A expense.

Non-GAAP Financial Measures

In addition to our results determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), our management utilizes certain non-GAAP performance measures, EBITDA and Adjusted EBITDA, for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest income and expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” has been calculated using EBITDA adjusted for, stock-based compensation, change in fair value of the Public and Private Placement Warrants, investment loss, net, and acquisition of in-process research and development (Note 1 to the accompanying condensed consolidated financial statements). We believe that both EBITDA and Adjusted EBITDA provide additional information for investors to use in (1) evaluating our ongoing operating results and trends and (2) comparing our financial performance with those of comparable companies which may disclose similar non-GAAP financial measures to investors. These non-GAAP measures provide investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
EBITDA and Adjusted EBITDA are presented as supplemental measures to our GAAP measures of performance. When evaluating EBITDA and Adjusted EBITDA, you should be aware that we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Furthermore, our computation of EBITDA and Adjusted EBITDA may not be directly comparable to similarly titled measures computed by other companies, as the nature of the adjustments that other companies may include or exclude when calculating EBITDA and Adjusted EBITDA may differ from the adjustments reflected in our measure. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation, nor should these measures be viewed as a substitute for the most directly comparable GAAP measure, which is net income (loss). We compensate for the limitations of our non-GAAP measures by relying primarily on our GAAP results. You should review the reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our performance.

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(40,444)	$(26,647)	$(121,557)	$65,462
Interest expense	39	5	78	12
Provision for income taxes	—	—	—	10
Depreciation and amortization expense	492	494	1,590	999
Amortization of investment premium paid	85	570	233	990
EBITDA	(39,828)	(25,578)	(119,656)	67,473
Stock-based compensation	3,238	6,162	4,101	10,618
Change in fair value of public and private placement warrants	(225)	(1,995)	(1,496)	(118,120)
Investment loss, net	788	379	825	289
Acquisition of in-process research and development	—	—	35,402	—
Adjusted EBITDA	$(36,027)	$(21,032)	$(80,824)	$(39,740)

Liquidity and Capital Resources

From our inception in June 2014 through June 30, 2022, we generated an accumulated deficit of $293.1 million, while pursuing substantial R&D activities to bring the products in our lithium-ion battery technology platform to market on a mass production scale. We also have added significant cost to establish the infrastructure necessary as a public entity and to support growth of both commercial and production activities.
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
As discussed in the “Overview” section, we continue to take precautionary measures intended to help minimize the risk of the COVID-19 virus to our employees and operations. We encourage vaccination, use of personal protective equipment, social distancing protocols when possible and virus testing for all employees when required or deemed appropriate. While COVID-19 has had a limited adverse impact on our internal operations, we have experienced some disruption in supply chain and distribution systems which have led to the need to expedite delivery of materials and incur higher freight costs. The degree and duration of disruptions to future business activity are unknown at this time.
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
•the global battery cell shortage;
•the impact of the announced Transaction on our customers and suppliers; and
•other risks discussed in the section titled “Risk Factors.”

Liquidity Requirements

As of June 30, 2022, our current assets were approximately $101.4 million, consisting primarily of cash and cash equivalents, inventory, prepaid inventory and prepaid expenses and other current assets, and an insurance receivable. As of June 30, 2022, our current liabilities were approximately $33.6 million, consisting primarily of accounts payable, accrued expenses, contract liabilities, current lease liabilities and other current liabilities. These liabilities are described in the paragraphs below.

As described in more detail in Note 15 to the accompanying condensed consolidated financial statements, we signed a Supply Agreement, effective August 10, 2021, which was amended in June 2022, with a supplier for the purchase of battery cells over the period of 2021 through 2028. As part of the Supply Agreement, we made a $64.7 million Prepayment to the supplier for the contract years beginning 2023 through 2028, and paid an additional $1.5 million Deposit to secure the supply of cells for 2022. These amounts will be recouped through credits received as cells are purchased. As of June 30, 2022, the balance of the Deposit was $0.2 million. If we breach our minimum volume commitments during any applicable year, the supplier will be entitled to keep the remaining balance of the prepaid amounts for such year, as applicable.

As described in more detail in Note 15 to the accompanying condensed consolidated financial statements, on October 25, 2021 BorgWarner decided to exercise a right under the Joint Venture Operating Agreement, dated May 6, 2019 (the “Operating Agreement”), to put its ownership stake in the BorgWarner JV to Romeo. As a result, we completed the acquisition of the BorgWarner’s ownership share in the first quarter of 2022. The acquisition was paid for in cash.

Other strategic initiatives, which may or may not be similar in nature to the long-term cell supply agreement, will continue to be assessed in the context of balancing business value and our liquidity position. We may consider future strategic initiatives which in our assessment may lead to opportunities to maximize value of the business and require significant investment. Management anticipates that, in addition to possible strategic initiatives, our other ongoing liquidity and capital needs will relate primarily to capital expenditures for the expansion and support of production capacity, investment related to continue to reduce the cost of our product, working capital to support increased production and sales volume, general overhead and personnel expenses to support continued growth and scale, and overall operating losses.
As of June 30, 2022, we had cash and cash equivalents of $38.7 million. We have recurring losses, which have resulted in an accumulated deficit of $293.1 million as of June 30, 2022.

On February 15, 2022, we entered into the SEPA with an affiliate of Yorkville Advisors. Under terms of the SEPA, we have the right, but not the obligation, to sell up to $350 million of Common Stock to an affiliate of Yorkville Advisors, subject to certain limitations, at the time of our choosing during the two-year term of the agreement. The agreement requires a $1.00 minimum price per share of the Company’s Common Stock for sales under the SEPA to occur, which requirement was not met as of June 30, 2022. During the three months ended June 30, 2022, no shares of Common Stock were issued under the SEPA. During the six months ended June 30, 2022, we issued 16.7 million shares of Common Stock to Yorkville for cash proceeds of $25.0 million, all of which occurred in the first quarter of 2022, with a portion of the shares issued as non-cash stock purchase discount under the SEPA.

On May 12, 2022, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $200,000,000 (the “ATM”) through Cowen as its sales agent. During the three and six months ended June 30, 2022, we issued 34.5 million shares of Common Stock to Cowen for cash proceeds of $23.8 million, net of costs, under the ATM.

As further described under Note 16 – Subsequent Events, on July 30, 2022, we entered into the Merger Agreement with Nikola whereby the Company will be merged into Nikola as the result of the Transaction. Concurrently with the execution of the Merger Agreement, the Borrowers entered into the Loan and Security Agreement with Nikola as the Lender. The Loan Agreement provides for a liquidity support in the form of the Facility in an aggregate principal amount of up to $30.0 million. The Facility also provides for certain incremental increases of up to $20.0 million, which may become available for drawing to cover the shortfall (if any) of actual increased liquidity of the Borrowers, as compared to targeted increased liquidity of $20.0 million, for battery packs to be purchased by the Lender under an agreed to temporary and non-refundable price increase, and subject to certain terms and conditions set forth in the Loan Agreement. Loans under the Facility may be made until the earlier of (a) six months from the date of the execution and delivery of the Merger Agreement and the Loan Agreement and (b) the date of the termination of the Merger Agreement. All amounts outstanding under the Facility will be due upon the earlier of (a) the date that is the six-month anniversary of the termination of the Merger Agreement and (b) June 30, 2023, which is the six-month anniversary of the End Date as defined in the Merger Agreement, subject to acceleration upon the occurrence of certain events set forth in the Facility Loan Agreement. Interest will be payable on borrowings under the Facility at daily SOFR plus 8.00%. The Transaction is expected to be completed by the end of October 2022, subject to customary closing conditions, including regulatory approval and the tender by the Company’s stockholders of shares representing a majority of the Company’s outstanding common stock.

Although management has explored a range of options to further address the Company’s capitalization and liquidity, management has concluded as of the date of this filing that other alternatives sufficient in amount and timing to fund our ongoing operating losses and cash flow needs are not available. In consideration of these factors, and as a result of continuing anticipated operating cash outflows, capital expenditures, amounts paid to BorgWarner in February 2022, and costs to support future growth, we believe that substantial doubt exists regarding our ability to continue as a going concern on a standalone basis for 12 months from the date of the issuance of our financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Effective as of October 1, 2021, the Company entered into a Single-Tenant Commercial Lease (the “Lease”) for approximately 215,000 square feet of office, assembly, storage, warehouse and distribution space located in Cypress, California (the “Premises”). The Company is using the Premises for its corporate headquarters and manufacturing facility. On October 29, 2021, the Landlord tendered possession of the Premises to us. The monthly lease payments commenced on January 21, 2022. Under the terms of the Lease, the Company paid the Landlord an initial base monthly rent of $210,700, or $0.98 per square foot. The monthly base rent will increase annually by approximately three percent of the then-current base rent. The Company is also responsible for its proportional share of operating expenses, real estate tax expenses, insurance charges and maintenance costs, each as defined in the Lease, associated with the ownership, operation, maintenance, and repair of the Premises, subject to certain exclusions provided in the Lease (as described in the Lease).

The term of the Lease is 97 calendar months. The Company may, at its option, extend the term of the Lease for five additional years on the same terms and conditions, except that the base monthly rent shall be adjusted to the “fair rental value” of the Premises.

As of June 30, 2022, we estimate our total unconditional contractual commitments, including inventory purchases, lease minimum payments and other contractual commitments, are $8.7 million for the six months ending December 31, 2022, $37.7 million for the year ending December 31, 2023, $197.2 million for the year ending December 31, 2024, $195.6 million for the year ending December 31, 2025, $193.2 million for the year ending December 31, 2026 and $354.9 million thereafter. However, the amount of our purchase commitments subsequent to June 30, 2022 is not fully fixed and is subject to change based on changes in certain raw materials indexes as well the quantities of purchases we actually make.

Cash Flow Analysis
The following table provides a summary of cash flow data for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,

	2022	2021
Cash, cash equivalents and restricted cash at beginning of period	$25,638	$293,942
Operating activities:
Net (loss) income	(121,557)	65,462
Non-cash adjustments	47,300	(102,784)
Changes in working capital	(7,619)	(6,438)
Net cash used in operating activities	(81,876)	(43,760)
Net cash provided by (used in) investing activities	49,587	(231,048)
Net cash provided by financing activities	48,358	26,412
Net change in cash, cash equivalents, and restricted cash	16,069	(248,396)
Cash, cash equivalents and restricted cash at end of period	$41,707	$45,546
Cash Flows used in Operating Activities

Net cash used in operating activities was approximately $81.9 million for the six months ended June 30, 2022, which is primarily the net loss of $121.6 million and cash used for changes in working capital of $7.6 million, offset by non-cash adjustments of $47.3 million. Significant non-cash items included in net loss which affected operating activities include: acquisition of in-process research and development, inventory provision, depreciation and amortization, stock-based compensation, non-cash equity-method loss, the change in fair value of our Private Placement Warrants and loss on sale of available-for-sale investments.

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
Cash Flows used in Investing Activities
For the six months ended June 30, 2022, net cash provided by investing activities was approximately $49.6 million and was primarily related to $96.2 million of proceeds from matured and sold available-for-sale investments, partially offset by $34.0 million of asset acquisition, net of cash acquired, in our acquisition of BorgWarner’s ownership in the JV, as well as $12.6 million for capital expenditures. For further discussion on our acquisition of BorgWarner’s ownership in the JV, see Note 1 to the accompanying condensed consolidated financial statements.
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
Cash Flows from Financing Activities
For the six months ended June 30, 2022, net cash provided by financing activities of approximately $48.4 million was related primarily to $25.0 million of proceeds from share issuance under the SEPA and $23.8 million of proceeds from share issuance under the ATM, offset by principal payments for finance leases of $0.5 million. For further discussion on the SEPA and the ATM, see Note 1 to the accompanying condensed consolidated financial statements.
For the six months ended June 30, 2021, net cash provided by financing activities of approximately $26.4 million was related to $26.6 million of proceeds from the exercise of stock options and warrants, offset by principal payments for finance leases and the redemption of our Public Warrants.
Contractual Obligations and Commitments

For the six months ended June 30, 2022, there have been no material changes to our significant contractual obligations as previously disclosed in our 2021 Form 10-K, except as described above in the section titled “Liquidity Requirements”.
Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve our equity method investments, revenue recognition, equity valuations, private placement warrants, leases and inventory. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
There have been no substantial changes to these estimates, or the policies related to them during the six months ended June 30, 2022. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in Item 7 of our 2021 Form 10-K.

Recent Accounting Pronouncements
See Note 2 to the accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of market and other risks, including the effects of changes in interest rates and fluctuations in fuel prices, which are discussed further in the following paragraphs, as well as availability of funding sources which is discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Factors Affecting Operating Results” in Part I, Item 2 of this Quarterly Report.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022, we had cash and cash equivalents of $38.7 million, which did not consist of interest-bearing money market accounts. As of December 31, 2021, we had cash and cash equivalents of $22.6 million, consisting of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

Available-for-Sale Debt Investments

Over the course of June 2022, we sold all our available-for-sale debt investments. We had no available-for-sale debt investment holdings at June 30, 2022. We maintained an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio, while the opposite could occur due to a sharp decline in market interest rates. We may utilize derivative instruments designated as hedging instruments in the future to achieve our investment objectives. However, we had no outstanding hedging instruments for our available-for-sale debt investments as of December 31, 2021. Our available-for-sale debt investments were held for purposes other than trading. We monitored our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio was strong.

For further discussion on our available-for-sale debt investments, see Note 9 to the accompanying condensed consolidated financial statements.

Fuel Price Risk

Our principal direct exposure to increases in fuel prices is as a result of potential increased freight costs caused by fuel surcharges or other fuel cost-driven price increases implemented by the third-party delivery companies on which we rely. Our freight costs (which consists of in-bound and out-bound freight-related costs) were $3.9 million and $0.6 million during the three months ended June 30, 2022 and 2021, respectively, and $8.7 million and $1.4 million during the six months ended June 30, 2022 and 2021, respectively. Increases in fuel prices may have a material adverse effect on our business, financial condition and results of operations, as such increases may contribute to an increase to our cost of revenues. See Part I, Item 1A. “Risk Factors—Increases in costs, disruption of supply or shortage of any of our battery components, such as cells, electronic and mechanical parts, or raw materials used in the production of such parts could harm our business.” included in Part I of our 2021 Form 10-K. We do not use derivatives to manage our exposure to fuel prices.

Conversely, rising prices for traditional petroleum based fuels also may have a positive impact on the markets we serve for battery electric propulsion, as it could accelerate the conversion of vehicles powered by internal combustion engines to battery electric vehicles. However, because of numerous variables affecting the rate of such conversion, we are not able to quantify a related financial impact.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level as of June 30, 2022.

In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well developed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues or instances of fraud, if any, within the Company will be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings.

See Note 15 to the accompanying condensed consolidated financial statements for a discussion of our legal proceedings.
Item 1A.     Risk Factors.

In evaluating us and our Common Stock, we urge you to carefully consider the risks and other information in this Quarterly Report, as well as the risk factors disclosed in Item 1A. to Part I of our 2021 Form 10-K, and other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report, there have been no material changes in our risk factors as previously disclosed except the following:

Russia’s invasion of Ukraine may continue to cause certain raw materials to become increasingly scarce and more expensive to obtain.

Since Russia’s invasion of Ukraine in early 2022, the cost of raw materials has further escalated as a result of Russia’s invasion of Ukraine. Russia is the world’s second-largest producer of cobalt and the third-largest producer of nickel. Until the conflict between Russia and Ukraine is resolved, these materials are likely to become increasingly scarce and more expensive to obtain. Any reduced availability of these raw materials or substantial increases in the prices for such materials may increase the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components by increasing prices, which in turn could damage our brand, business, prospects, financial condition and operating results.

Risks Related to the Merger

The conditions under the Merger Agreement to Nikola’s consummation of the Offer and the subsequent Merger may not be satisfied at all or in the anticipated timeframe

On July 30, 2022, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Nikola Corporation, a Delaware corporation and the J Purchaser Corp., a Delaware corporation and a wholly owned subsidiary of Nikola (“Purchaser”) whereby the Company will be merged into Nikola as the result of an all-stock transaction (the “Transaction). The Merger Agreement provides that, upon the terms and subject to the conditions thereof, as promptly as practicable, Purchaser will commence an exchange offer (the “Offer”) to acquire any and all of the issued and outstanding shares of common stock, $0.0001 par value per share, of the Company (“Romeo Common Stock”) for 0.1186 (the “Exchange Ratio”) shares of Nikola common stock, par value $0.0001 per share (“Nikola Common Stock”). Promptly following the completion of the Offer, upon the terms and subject to the conditions of the Merger Agreement, Purchaser will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Nikola. The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law, which permits completion of the Merger without a vote of the holders of Romeo Common Stock upon the acquisition by Purchaser of a majority of the aggregate voting power of Romeo Common Stock. At the Effective Time, each share of Romeo Common Stock, other than the shares accepted for payment in the Offer and certain shares of Romeo Capital Stock held as treasury stock or held or owned by the Company, Nikola, Purchaser or any subsidiary of the Company immediately prior to the Effective Time, will be cancelled and converted into the right to receive a number of shares of Nikola Common Stock equal to the Exchange Ratio.

The Merger Agreement provides that at the Effective Time, (1) each outstanding option (whether or not vested or exercisable) relating to Romeo Common Stock will be cancelled and the holders will not be entitled to receive any consideration, (2) each restricted stock unit and performance stock unit relating to Romeo Common Stock will be assumed by Nikola and converted into a corresponding award with respect to Nikola Common Stock (with the number of shares subject to such award equitably adjusted based on the Exchange Ratio) and (3) each Company warrant exercisable for Romeo Common Stock will be assumed by Nikola and converted into a corresponding warrant denominated in shares of Nikola Common Stock (with the number of warrants and exercise price being adjusted based on the Exchange Ratio).

Under the terms of the Merger Agreement, Purchaser’s obligation to accept and pay for shares of Romeo Common Stock that are tendered in the Offer is subject to customary conditions, including, among others, (i) the condition that, prior to the expiration of the Offer, there have been validly tendered and not validly withdrawn a number of shares of Romeo Common Stock that, upon the consummation of the Offer would represent at least a majority of the aggregate voting power of the shares of Romeo Common Stock outstanding immediately after the consummation of the Offer (the “Minimum Condition”); (ii) the absence of legal restraints prohibiting the consummation of the transactions; (iii) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the effectiveness of a registration statement on Form S-4 filed by Nikola registering the Nikola Common Stock to be issued in connection with the Offer and the Merger; (v) the approval of shares of Nikola Common Stock for listing on Nasdaq; (vi) the accuracy of the Company’s representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (vi) compliance by the Company with its covenants in the Merger Agreement in all material respects; (vii) the absence of a material adverse effect on the financial condition, business, or operations of the Company and its subsidiaries taken as a whole (subject to customary carveouts); (viii) the absence of a bankruptcy of the Company; (ix) delivery of certain customary closing documents (including a customary officer certificate and United States real property interests tax certificate); and (x) no valid termination of the Merger Agreement in accordance with its terms.

We intend to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement. In addition, there can be no assurances that our stockholders will tender their shares, or that any or all of the other conditions will be satisfied in the timeframe expected, if at all.

Each of the parties may terminate the Merger Agreement if the Closing of the Offer has not occurred by January 30, 2023.

While each party has agreed to use commercially reasonable efforts to take all actions necessary to consummate the Offer, the Merger and make effective the other contemplated transactions, each party has the right to terminate the Merger Agreement if the closing of the Offer has not occurred by January 30, 2023.

Because the market price of Nikola Common Stock may fluctuate, our stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their shares of Romeo Common Stock in connection with the transactions.

In connection with the Offer and the Merger, our stockholders will receive a fixed value of 0.1186 shares of Nikola Common Stock per share as part of the exchange. At the time stockholders tender their shares of Romeo Common Stock pursuant to the Offer, the exact market value of the Nikola Common Stock that will be issued if the Purchaser accepts such shares for payment will not be known because (i) the Offer will not be completed until certain conditions have been satisfied or waived in accordance with the Merger Agreement, (ii) a significant period of time may pass between the commencement of the Offer, the time shares are tendered and the time that the Purchaser accepts tendered the shares for payment and (iii) the market price of Nikola Common Stock may fluctuate during such time. Accordingly, the market value of a share of Nikola Common Stock may less be less on the date of the consummation of the Offer than it was on the date of the Merger Agreement.

The announcement of the Offer and the Merger could negatively impact our future business and operations.

Our announcement of having entered into the Merger Agreement and Nikola and Purchaser’s commencement of the Offer could cause a material disruption to our business and there can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied. The Merger Agreement may also be terminated by us or Nikola in certain specified circumstances, including, subject to compliance with the terms of the Merger Agreement, by Nikola in the event our board of directors effects a change of its recommendation to stockholders with respect to the Offer. We are subject to several risks as a result of the announcement of the Merger Agreement and the Offer, including, but not limited to, the following:

•Pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the consummation of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;

•The attention of our management may be directed toward the consummation of the Offer, the Merger and related matters, and their focus may be diverted from the day-to-day business operations of the Company, including from other opportunities that might otherwise be beneficial to us;

•Current and prospective employees may experience uncertainty regarding their future roles with us (and, if the Offer is completed, Nikola), which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on development and sales of our products;

•Our inability to hire capable employees, given the uncertainty regarding the future of the Company, in order to execute on our continuing business operations;

•Our relationships with our customers, partners, manufacturers and suppliers may be disrupted; and

•Any of the above matters could adversely affect our stock price or harm our future business or operations.

Our business relationships and those of our subsidiaries has been, and may continue to be, subject to disruption due to uncertainty associated with the Merger, which could have an adverse effect on our results of operations, cash flows and financial position and, following the completion of the Merger, the combined company.

Parties with which we and our subsidiaries do business may be uncertain as to the effects on them of the Offer, the Merger and related transactions, including with respect to current or future business relationships with us, our subsidiaries or the combined company. These relationships with customers, partners, manufacturers and suppliers may be subject to disruption. Other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to terminate, change or renegotiate their relationships with us, or consider entering into business relationships with parties other than us, our subsidiaries or the combined company. In fact, we have received notifications from certain customers that they have purported to cancel their contract with us or are re-evaluating their purchasing decisions which could ultimately result in delayed or cancelled orders. Future opportunities will also be difficult to obtain until more certainty about our future as a combined company with Nikola is understood by customers, manufacturers and suppliers. These disruptions could have an adverse effect on our results of operations, cash flows and financial position. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

If the proposed transactions are not consummated, our business and stock price could be adversely affected and we will need to raise substantial additional capital to fund our ongoing operating or other needs.

The consummation of the transactions contemplated by the Merger Agreement, including the Offer and the Merger, is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement as described above. If the Offer and/or the Merger are delayed or otherwise not consummated, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•if the Offer and the Merger are not completed, the trading price of our common stock may change to the extent that the current trading price of our common stock reflects an assumption that the Offer and the Merger will be completed;

•we have incurred and expect to continue to incur significant expenses related to the proposed Transactions. These transaction-related expenses include certain investment banking fees, legal, accounting and other professional fees. Most of these fees must be paid even if the Offer is not consummated;

•we could be obligated to pay (or cause to be paid) to Nikola a $3.5 million termination fee in connection with the termination of the Merger Agreement in certain circumstances;

•failure of the Offer and the Merger may result in negative publicity and/or a negative impression of us in our customers, prospective customers, the investment community or business community generally. The failure to consummate the Offer and the Merger may be viewed as a poor reflection on our business or prospects;

•certain of our suppliers, customers, distributors, and other business, collaboration and strategic partners may seek to change or terminate their relationships with us as a result of the Offer and the Merger; and

•the market price of our common stock may decline, particularly to the extent that the current market price reflects a market assumption that the Offer and Merger will be completed.

In addition, if the Offer and/or the Merger is not consummated, we believe that in the future we will need a substantial amount of additional capital, and would expect to have to explore additional funding alternatives, such as equity or debt financings, a potential sale of assets or other strategic financing options, to fund our ongoing operations and strategic and growth objectives. Moreover, to meet potential growth in demand for our products, we will need significant resources for customized production equipment. Further, additional capital may be required to execute on our strategies related to continued expansion into commercial markets, development of new products and technologies, and acquisitions of new or complementary businesses, product lines or technologies. There can be no assurance that if the Offer and/or the Merger were not consummated we would be successful in securing additional capital on a timeframe that coincides with our cash needs, on acceptable terms, or at all. As a result, we could be required to sell assets such as our intellectual property, and/or declare bankruptcy, and we may not be able to remain in business. Conversely, if we were required to raise additional funds by issuing equity, the issuance of additional shares will result in dilution to our current stockholders, and the number of shares available to for issuance and the value of shares of Romeo Common Stock may be insufficient to support cash needs. If additional financing is accomplished by the issuance of additional debt, the service cost, or interest, will reduce net income or increase net loss, and we may also be required to issue warrants to purchase shares of common stock in connection with issuing such debt. If we were to sell any of our assets, we may reduce our overall net income, EBITDA or otherwise alter our financial outlook.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, restricted stock units, performance stock units, Company warrants and the receipt or potential receipt of change in control or other retention or severance payments in connection with the contemplated transactions.

The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the Offer and the Merger.

The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of the Company. These provisions include our agreement not to (i) solicit, initiate, respond to or take any action to facilitate or encourage any inquires or take any action that would reasonably be expected to lead to a third party proposal to acquire us, (ii) enter into or participate in any discussions with third parties regarding other proposals to acquire us, (iii) furnish any information regarding our business to a third party in connection with a proposal to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay (or cause to be paid) to Nikola a termination fee of $3.5 million.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of the Company, even one that may be deemed of greater value to our stockholders than the Offer. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third-party’s offering a lower value to our stockholders than such third party might otherwise have offered.

Uncertainties associated with the Offer and the Merger may cause a loss of our management personnel and other key employees, which could adversely affect our future business and operations.

In some of the fields in which we operate, there are only a limited number of people in the job market who possess the requisite skills, and it may be increasingly difficult for us to hire personnel during the pendency of the Offer and the Merger. Current and prospective employees of ours may experience uncertainty about their roles with the combined company following the Offer and the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Offer and the Merger. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Offer and the Merger. The loss of services of certain of our senior management or key employees or the inability to hire new personnel with the requisite skills could restrict our ability to develop our battery modules, battery packs and associated software for vehicle electrification or new products or enhance existing products, including battery modules, battery packs and associated software in a timely manner, to sell products to customers or to effectively manage our business. Also, our business, financial condition and results of operations could be materially adversely affected by the loss of any of its key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, in consideration of the agreements made by the parties in the Merger Agreement, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

Until the earlier of the Effective Time and the termination of the Merger Agreement, the Merger Agreement restricts us from taking specified actions without the consent of Nikola, and requires us to generally operate in the ordinary course of business and consistent with past practices and use commercially reasonable efforts to preserve intact our current business organization and maintain our relations and good will with governmental bodies and significant business relations. These restrictions may prevent us from making appropriate changes to the business, retaining our workforce, raising cash, paying dividends or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Litigation against us, or the members of our Board of Directors, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

While we are not aware of any litigation matters brought against us or our Board of Directors related to the Merger, claims may be asserted by purported stockholder plaintiffs related to the Merger. While often such claims would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the Merger from becoming effective in a timely manner. Moreover, any litigation could be time consuming and expensive, could divert our management’s attention away from its regular business and, if any lawsuit is adversely resolved against us or members of our Board of Directors (each of whom we are required to indemnify pursuant to indemnification agreements), could have a material adverse effect on our financial condition.

One of the conditions to closing of the Merger is that no temporary restraining order, preliminary or permanent injunction or other order preventing the consummation of the Merger has been issued by any court of competent jurisdiction or other governmental body of competent jurisdiction and there is no law or regulation which has the effect of making the consummation of the Merger illegal. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed and a claimant secures injunctive or other relief prohibiting, delaying or otherwise adversely affecting our and/or Nikola’s ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner or at all.

If the Offer and the Merger do not qualify as a tax-free reorganization, the receipt of Nikola Common Stock pursuant to the Offer or Merger could be fully taxable to our stockholders

We and Nikola intend the Offer and the Merger, taken together as integrated transaction steps in a single transaction for U.S. federal income tax purposes, to qualify as a “reorganization” within the meaning of Section 368(a) of the Code. However, completion of the Offer and the Merger are not conditioned upon receipt of an opinion from counsel dated as of the closing date that the Offer and Merger, taken together, qualify as a reorganization. If the Offer and the Merger, taken together, do not qualify as a “reorganization”, the Offer and the Merger could be fully taxable to all Romeo stockholders.

The Company will incur substantial transactions fees and Merger-related costs in connection with the Merger that could adversely affect the business and operations of the Company if the Merger is not completed

The Company expects to incur non-recurring transaction fees, which include legal and advisory fees and substantial Merger-related costs associated with completing the Merger, and which could adversely affect the business operations of the Company if the Merger is not completed.

If the proposed transactions are not consummated, we may not be able to repay amounts loaned to us by Nikola under a secured financing arrangement.
Our ability to repay or to refinance our debt under that certain Loan and Security Agreement, dated as of July 30, 2022, by and among the Company, Romeo Systems, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company and Nikola as the lender, in the event the Offer and the Merger are not consummated depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to repay the debt in which case we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on a variety of factors including the capital markets, our financial condition and the amount of Romeo Common Stock available to issue and sell at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarter that were not previously reported on a Current Report on Form 8-K

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

Exhibit No.	Description	Incorporation by Reference
2.1	Agreement and Plan of Merger and Reorganization, dated as of July 30, 2022, by and among Romeo Power, Inc., Nikola Corporation and J Purchaser Corp.	Exhibit 2.1 to the Current Report on Form 8-K filed on August 1, 2022
3.1	Second Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Current Report on Form 8-K filed on January 5, 2021
3.2	Second Amended and Restated Bylaws of Romeo Power, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on April 20, 2022
10.1	Sales Agreement, dated May 12, 2022, by and between Cowen & Company, LLC and Romeo Power, Inc.	Exhibit 1.1 to the Current Report on Form 8-K filed on May 13, 2022
10.2+	Amendment Agreement, dated as of July 6, 2022, by and between LG Energy Solution, Ltd. and Romeo Power, Inc.	Filed herewith
10.3	Tender and Support Agreement, dated as of July 30, 2022, by and among Nikola Corporation and certain stockholders of the Company	Exhibit 10.1 to the Current Report on Form 8-K filed on August 1, 2022
10.4	Loan and Security Agreement, dated as of July 30, 2022 among Nikola Corporation, the Company and Romeo Systems, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on August 1, 2022
31.1	Certification of the Principal Executive Officer required by Rule 13a 14(a) or Rule 15d 14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer required by Rule 13a 14(a) or Rule 15d 14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

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

Date: August 8, 2022